Form 10-Q
period 1996-03-31
ENVIROTEST SYSTEMS CORP /DE/
filed 1996-05-15
CIK 896267

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549-1004

                                      FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO
                               -----------   -----------

                               ENVIROTEST SYSTEMS CORP.
                               ------------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                   0-21454                   06-0914220
         --------                   -------                   ----------
(State or other jurisdiction      (Commission                (IRS Employer
    of incorporation              File Number)            Identification Number)


                            ENVIROTEST TECHNOLOGIES, INC.
                            -----------------------------

                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

        DELAWARE             33-57384-01, 33-75406-01           36-2680300
        --------             -----------  -----------           ----------
(State or other jurisdiction      (Commission                  (IRS Employer
    of incorporation              File Number)            Identification Number)

                                246 SOBRANTE WAY
                           SUNNYVALE, CALIFORNIA 94086
                           ---------------------------
  (Address of principal executive offices, including zip code, of registrants)

                                    (408) 481-3900
                                 --------------
                 (Registrants' telephone number, including area code)

   INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                   YES   X   NO
                                        ----    ----

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


      Class of Common Stock                Outstanding at April 30, 1996
      ---------------------                -----------------------------
   Class A Common Stock, $0.01 par value               13,204,396 shares
   Class B Common Stock, $0.01 par value                1,389,749 shares
   Class C Common Stock, $0.01 par value                2,026,111 shares

                               ENVIROTEST SYSTEMS CORP.

                                        INDEX
                                                                        PAGE NO.
                                                                        --------

PART I.    FINANCIAL INFORMATION

    ITEM 1.   FINANCIAL STATEMENTS:

              Condensed Consolidated Balance Sheets:
              March 31, 1996 and September 30, 1995                        4

              Condensed Consolidated Statements of Operations:
              three and six months ended March 31, 1996 and 1995           5

              Condensed Consolidated Statements of Cash Flows:
              six months ended March 31, 1996 and 1995                     6

              Notes to Condensed Consolidated Financial Statements         7

    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS               10

PART II.   OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDINGS                                           14

    ITEM 5.   OTHER                                                       15

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            16

SIGNATURES                                                                17

                            PART I. FINANCIAL INFORMATION

                             ITEM 1. FINANCIAL STATEMENTS

                               ENVIROTEST SYSTEMS CORP.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                (Amounts in thousands)


                                                       March 31,   September 30,
                                                         1996          1995
                                                       ---------   -------------
                                                      (unaudited)
                          ASSETS
Current assets:

   Cash and cash equivalents                           $ 31,695       $ 17,079
   Short-term investments                                  --            1,347
   Current portion of settlement due from Commonwealth
     of Pennsylvania                                     40,000           --
   Contract receivables, net of allowance for doubtful
     accounts of $405 and $354, respectively              6,665          8,208
   Prepaid and other current assets                       5,648          3,580
   Deferred income taxes                                   --            1,376
                                                       --------       --------
      Total current assets                               84,008         31,590

Restricted cash                                          12,430         31,497
Property, plant and equipment, net of accumulated
   depreciation of $32,006 and $24,739, respectively    191,021        173,507
Settlement due from Commonwealth of Pennsylvania         95,000           --
Assets under capital lease, net                          46,356         27,138
Assets held for sale, net                                22,549          5,209
Assets subject to settlement                               --          149,629
Intangible assets, net of accumulated amortization of
   $17,247 and $15,522, respectively                     16,500         17,752
Deferred debt acquisition costs, net of accumulated
   amortization of $4,501 and $3,378, respectively       13,467         13,412
Deferred charges, net of accumulated amortization of
   $5,755 and $3,217, respectively                        2,551          3,178
Deferred income taxes                                      --            4,100
Other assets                                                341            261
                                                       --------       --------
      Total assets                                     $484,223       $457,273
                                                       --------       --------
                                                       --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts payable                                    $  3,205       $ 12,742
   Accrued interest                                       1,588          1,499
   Current portion of long-term debt                      3,373           --
   Current portion of capital lease and long-term debt
      obligation                                          3,785          1,485
   Other current liabilities                             29,381         14,094
                                                       --------       --------
      Total current liabilities                          41,332         29,820

Senior long-term debt, net of discount of $898 and
   $989, respectively                                   199,102        199,011
Senior subordinated debt                                125,000        125,000
Long-term debt                                           25,947           --
Capital lease and long-term debt obligation              60,595         62,895
Other long-term liabilities                               4,916          2,502
                                                       --------       --------
      Total liabilities                                 456,892        419,228

Commitments and contingencies
Stockholders' equity:

   Common stock                                             166            162
   Additional paid-in capital                            60,172         60,028
   Retained deficit                                     (27,273)       (16,446)
   Other stockholders' equity                            (5,734)        (5,699)
                                                       --------       --------
      Total stockholders' equity                         27,331         38,045
                                                       --------       --------
      Total liabilities and stockholders' equity       $484,223       $457,273
                                                       --------       --------
                                                       --------       --------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ENVIROTEST SYSTEMS CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                          Three                         Six
                                       Months Ended                 Months Ended
                                        March 31,                     March 31,
                                    1996         1995            1996         1995
                                  --------     --------        --------      --------
Contract revenues                $ 30,024     $ 24,149        $ 58,208      $ 46,894
Costs of services                  28,212       17,300          50,104        30,116
                                 --------     --------        --------      --------
Gross profit                        1,812        6,849           8,104        16,778

Selling, general and
   administrative expenses          6,272        6,028          10,449        11,287
Consolidation expense               1,850         --             1,850          --
Amortization expense                  873          828           1,884         1,953
Gain on Pennsylvania settlement      --           --           (15,307)         --
                                 --------     --------        --------      --------

   Income (loss from operations    (7,183)          (7)          9,228         3,538

Other expense (income):
   Interest expense                10,066        3,853          18,392         9,812
   Other                              (12)          46               8            77
   Interest income                 (2,740)      (1,181)         (3,835)       (3,261)
   Minority interest                 --            285            --             260
                                 --------     --------        --------      --------

      Income (loss) before
        income taxes              (14,497)      (3,010)         (5,337)       (3,350)
Income tax expense (benefit)        1,918       (1,173)          5,490        (1,302)
                                 --------     --------        --------      --------
Net income (loss)                $(16,415)    $ (1,837)       $(10,827)     $ (2,048)
                                 --------     --------        --------      --------
                                 --------     --------        --------      --------

Earnings (loss) per common and
   common equivalent share       $  (0.99)    $  (0.12)       $  (0.66)     $  (0.13)
                                 --------     --------        --------      --------
                                 --------     --------        --------      --------

Weighted average common shares
   and common equivalent
   shares                          16,571       15,972          16,485        15,972
                                 --------     --------        --------      --------
                                 --------     --------        --------      --------

Earnings (loss) per common
   share-assuming full dilution  $  (0.99)    $  (0.12)       $  (0.66)     $  (0.13)
                                 --------     --------        --------      --------
                                 --------     --------        --------      --------

Weighted average common shares
   and common equivalent
   shares                          16,571       15,972          16,485        15,972
                                 --------     --------        --------      --------
                                 --------     --------        --------      --------


The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ENVIROTEST SYSTEMS CORP.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in thousands)



                                                               Six Months Ended
                                                                   March 31,
                                                            1996             1995
                                                         --------          --------
                                                                (Unaudited)
Cash flows from operating activities                     $ 18,641         $  (3,851)
                                                         --------         ---------

Cash flows from investing activities:

   Maturity of short-term investments                       1,347             2,877
   Payment for purchase of Systems Control, Inc.,
      net of cash acquired                                 (1,032)             --
   Purchases of property, plant, equipment and assets
      under capital lease                                 (38,917)         (140,158)
   Purchases of intangible assets                            --                (250)
                                                         --------         ---------
      Net cash used in investing activities               (38,602)         (137,531)

Cash flows from financing activities:

   Proceeds from borrowings of long-term debt              17,000             --
   Repayment of long-term debt                               (800)            --
   Decrease in restricted cash                             19,067             --
   Repayment of obligations under capital lease              --               --
   Capitalization of loan fees                               (855)             (588)
   Other                                                      148              (259)
                                                         --------         ---------
      Net cash provided by (used in) financing
         activities                                        34,560              (847)
Effect of exchange rate on cash                                17                75
                                                         --------         ---------

Net increase (decrease) in cash and cash equivalents       14,616          (142,154)
Cash and cash equivalents, beginning of period             17,079           180,215
                                                         --------         ---------

Cash and cash equivalents, end of period                 $ 31,695         $  38,061
                                                         --------         ---------
                                                         --------         ---------




The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ENVIROTEST SYSTEMS CORP.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

    The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995, filed with the Securities and Exchange Commission.

    Operating results for the interim periods shown in this report are not necessarily indicative of the results to be expected for the full fiscal year.

2.  DEFERRED CHARGES

    The Company incurs significant expenses associated with bringing new emissions testing programs into operation, including staff recruiting and training, public information and similar pre-operating costs. These expenses are deferred and amortized over a twelve month period beginning with the commencement of the emissions program. At March 31, 1996, the Company had incurred and deferred approximately $2.6 million, net of accumulated amortization, of such expenses relating to the Ohio and Wisconsin emissions programs. The Company expects that its results of operations during any fiscal period that includes the commencement of a program will be adversely impacted by this accelerated amortization.

3.  PENNSYLVANIA SETTLEMENT

    The Company, the Commonwealth of Pennsylvania and the Pennsylvania Department of Transportation entered into a General Release and Settlement Agreement, dated December 15, 1995 (the "Settlement Agreement"), settling the claims of the Company under its contract dated November 1993 to implement and operate the Pennsylvania vehicle emissions testing program which was suspended by action of the Pennsylvania General Assembly.

    The Settlement Agreement requires the Commonwealth to pay the Company $145 million in four installments with interest at the rate of 6.0% accruing from December 15, 1995. The first installment of $25,000,000 was paid on December 29, 1995. The last three installments of $40,000,000, plus interest, are due on July 31, 1996, 1997 and 1998. In addition, the Commonwealth will pay the Company (in July 1998) 50% of the amount by which the net proceeds from the sale of the assets (as defined by the Agreement) are less than $55 million up to a maximum of $15 million plus interest at 6% from December 15, 1995. Should the net proceeds from the sale of the assets exceed $55 million, the Company will pay the Commonwealth 75% of the amount by which the net proceeds exceed $55 million.

4.  LONG-TERM DEBT

    On December 29, 1995, the Company's wholly owned subsidiary, Envirotest Wisconsin, Inc., issued $17,000,000 principal amount of notes (the "Notes"). The Notes bear interest at the rate of 7.53% per annum with monthly payments, including interest, beginning at approximately $230,000 and increasing to approximately $340,000 with maturity on November 30, 2002. The Notes are collateralized by all assets utilized in the Wisconsin program.

    In January 1996, the Company acquired Systems Control, Inc., a Washington Corporation (SCI-WA), the operator of the centralized emissions testing program in the State of Washington. (See Note 5 below.) At the time of the acquisition, SCI-WA had debt outstanding under its credit agreement. As of March 31, 1996, the outstanding balance is $12.6 million and bears interest at various rates with an effective rate of 8.9% at March 31 and is collateralized by all real property of the vehicle emissions program in the State of Washington. This agreement requires monthly payments of $243,450 (adjusted annually for changes in interest rates) with a balloon payment at maturity on December 31, 1999 of $4.5 million. This credit agreement requires a cash collateral amount of $1.5 million as of March 31, 1996 decreasing to $0.6 million at maturity and requires certain covenants related to tangible net worth, capital ratio, cash flow ratio and distributions of SCI-WA be maintained.

5.  BUSINESS ACQUISITION

     In January 1996, the Company purchased from Systems Control, Inc. ("SCI") the stock of SCI-WA, a Washington company and operator of the State of Washington centralized emissions testing program, all intellectual property of SCI and an option to purchase SCI's Indiana subsidiary for $3.2 million. The results of operations of SCI-WA have been included in consolidated results from the date of acquisition.

     The purchase cost of $3.2 million has been allocated as follows:

                                     (millions)
    Current assets                     $  2.5
    Fixed assets                         15.5
    Intellectual property                 0.6
    Other noncurrent assets               0.4
    Current liabilities                  (2.5)
    Long term debt                      (11.3)
    Other non current liabilities        (2.0)
                                     ----------
         Total                         $  3.2
                                     ----------
                                     ----------

The intellectual property will be amortized over a period of 12 years.

6.  CONSOLIDATION EXPENSE

     The Company recorded a consolidation expense of $1.9 million representing the costs associated with the closure of the Phoenix corporate headquarters and other restructuring costs. In addition, the Company recorded an expense of $1.5 million (included with selling, general and administrative expense) representing the estimated cost of relocating employees to the new corporate headquarters in Sunnyvale, California.

7.  INCOME TAXES

The deferred tax asset of $14.2 million has been fully reserved as of March 31, 1996. For the three month period ended March 31, 1996, the Company increased the valuation allowance from $6.6 million to $14.2 million. The amount of the deferred tax asset considered realizable, however, could change in the near term if estimates of future taxable income are revised.

                               ENVIROTEST SYSTEMS CORP.
ITEM 2.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

    The Company conducts its current operations directly and through its principal wholly owned subsidiaries, Envirotest Technologies, Inc. ("ETI"), Envirotest Wisconsin, Inc. and Systems Control, Inc., a Washington corporation. The Company's British Columbia, Canada operations are conducted through a British Columbia partnership, Ebco-Hamilton Partners ("EHP") which is wholly owned by the Company (through its subsidiaries).

RESULTS OF OPERATIONS

    Contract revenues increased to $30 million in fiscal second quarter 1996 from $24.1 million in fiscal second quarter 1995, an increase of $5.9 million or 24.5%. For the six months ended March 31, 1996, contract revenues were $58.2 million, and increase of $11.3 million, or 24.1%, over contract revenues of $46.9 million for the corresponding period in fiscal 1995. The increase in contract revenues in fiscal second quarter 1996 as compared to fiscal second quarter 1995 is primarily due to additional revenues of approximately $3.8 million generated from new contracts with the State of Ohio, revenues of approximately $1.6 million from the Washington State program acquired on January 30, 1996 and revenues of approximately $1.9 million primarily from volume increases in the Connecticut program resulting from the deferral of volume from last fiscal year. These increases were offset primarily by a decrease in revenues in the British Columbia program of approximately $0.6 million due to an employee strike during a portion of the period, a decrease in revenues in the Illinois program of approximately $0.5 million attributable to the reduced test fee under the January 1996 contract extension and a decrease in revenues of approximately $1.3 million due to the previously disclosed reduction in the Minnesota program test volume.

    The increase in contract revenues for the six months ended March 31, 1996 resulted from additional revenues of approximately $13.9 million generated from new or extended contracts with the states of Connecticut, Ohio and Colorado and the acquisition of the Washington state program. These increases were offset primarily by the decreases in revenues in the British Columbia, Illinois and Minnesota programs discussed above and a decrease in revenues of the Maryland program of $1.6 million which ceased operations as of December 31, 1994.

    Gross profit decreased to $1.8 million in fiscal second quarter 1996 from $6.8 million in fiscal second quarter 1995, a decrease of $5 million, or 73.5%. This decrease is attributable to the decrease in contribution from the Connecticut program and the higher cost associated with start-up of the Wisconsin and Ohio programs, including the accelerated amortization of deferred charges of $1.3 million, partially offset by the contribution of the Washington state program.

    As a percentage of contract revenues, gross profit decreased to 6.0% in fiscal second quarter 1996 from 28.4% in fiscal second quarter 1995, an absolute decrease of 22.4%. This decrease was primarily attributable to the factors noted above.

    For the six months ended March 31, 1996, gross profit decreased to $8.1 million from $16.8 million for the corresponding period in fiscal 1995, a decrease of $ 8.7 million or 51.8%. As a percentage of contract revenues, gross profit decreased to 13.9% from 35.8% in the corresponding period in fiscal 1995, an absolute decrease of 21.9%. The decrease in gross profit was attributable to the factors noted above and the absence of contribution from the Maryland program.

    Selling, general and administrative ("SG&A") expenses increased to $6.3 million in fiscal second quarter 1996 from $6.0 million in fiscal second quarter 1995, an increase of $0.3 million or 5.0%. As a percentage of contract revenues, SG&A expenses decreased to 20.9% in fiscal second quarter 1996 from 25.0% in fiscal second quarter 1995, an absolute decrease of 4.1%. The increase in SG&A expenses is primarily due to relocation costs of $1.5 million representing the estimated cost of consolidating the corporate headquarters to Sunnyvale, California, offset by decreased marketing expenses and the absence of costs associated with seeking a resolution of the Pennsylvania contractual issues which were incurred during fiscal 1995. The decrease in SG&A as a percentage of contract revenues is due to the increase in contract revenues, as discussed above.

    For the six months ended March 31, 1996, SG&A decreased to $10.4 million from $11.3 million for the corresponding period in fiscal 1995, a decrease of $0.9 million or 8.0%. As a percentage of contract revenues, SG&A expenses decreased to 18.0% for the six months ended March 31, 1996 from 24.1% for the corresponding period in 1995, an absolute decrease of 6.1%. These decreases were primarily due to the reduction in marketing expenses and absence of costs associated with resolution of Pennsylvania contractual issues, offset by the consolidation expenses discussed above.

    Consolidation expense was $1.9 million for the second quarter and six month period ended March 31, 1996, representing the costs associated with the closure of the Phoenix corporate headquarters and other restructuring costs.

    Amortization expense increased to $0.9 million in fiscal second quarter 1996 from $0.8 million in fiscal second quarter 1995, an increase of $0.1 million. For the six months ended March 31, 1996, amortization expense decreased to $1.9 million from $2.0 million for the corresponding period in fiscal 1995.

    Gain on Pennsylvania settlement for the six months ended March 31, 1996 was $15.3 million, of which $7.1 million is attributable to amounts that were previously expensed in fiscal year 1995 in connection with the Pennsylvania dispute and now have been recovered as part of the Settlement Agreement with the Commonwealth of Pennsylvania.

    Loss from operations increased to $(7.2) million in fiscal second quarter 1996 from $(7,000) in fiscal second quarter 1995. The increase in loss is due to the decrease in gross profit and consolidation expense, discussed above. For the six months ended March 31, 1996, income from operations increased to $9.2 million from $3.5 million in the corresponding period of the prior year. For the six months ended March 31, 1996, income from operations as a percentage of contract revenues increased to 15.9% compared to 7.5% in the corresponding period of the prior year, an absolute increase of 8.4%. The increase is due to the gain on Pennsylvania settlement, the decrease in selling, general and administrative expenses, offset by the reduction in the gross profit and consolidation expense, as discussed above.

    Interest expense increased to $10.1 million in fiscal second quarter 1996 from $3.9 million in fiscal second quarter 1995, an increase of $6.2 million. For the six months ended March 31, 1996, interest expense increased to $18.4 million from $9.8 million in the corresponding period of the prior year. These increases were primarily attributable to the interest expense on the capital lease and long-term debt issued in June 1995 to finance the Company's emissions testing network in Ohio, interest expense on the long-term debt issued in December 1995 to finance the Company's emissions testing network in Wisconsin, the interest expense on additional long-term debt assumed in January 1996 as part of the purchase of the Washington State subsidiary of Systems Control, Inc. and a decrease in capitalized interest as programs under implementation become operational.

    Interest income increased to $2.7 million in fiscal second quarter 1996 from $1.2 million in fiscal first quarter of 1995, an increase of $1.5 million. For the six months ended March 31, 1996, interest income increased to $3.8 million compared to $3.3 million in the corresponding period of the prior year. These increases were primarily attributable to the interest income on the funds due from the Pennsylvania settlement, partially offset by decreased cash and cash equivalent and short-term investments balances as funds are spent on construction and equipment for new emissions testing facilities.

    Income tax expense was $1.9 million in fiscal second quarter 1996 compared to $(1.2) million in fiscal second quarter 1995. Income tax expense was $5.5 million for the six months ended March 31, 1996, compared to income tax benefit of $(1.3) million for the corresponding period of the prior year. The benefit was lower than the combined federal and state effective tax rate of approximately 39% as a result of recording a valuation allowance of $7.6 million to fully reserve the deferred tax asset.

    Net loss was $(16.4) million in fiscal second quarter 1996 compared to $(1.8) million in fiscal second quarter 1995, a decrease of $14.6 million. For the six months ended March 31, 1996, net loss was $(10.8) million compared to $(2.0) million for the corresponding period in fiscal 1995.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

Cash and cash equivalents, short-term investments and restricted cash decreased to $44.1 million at March 31, 1996 from $49.9 million at September 30, 1995. The decrease of $5.8 million was primarily a result of the expenditure of $38.9 million for property, plant and equipment primarily relating to the Ohio and Wisconsin programs, cash used in operating activities of approximately $6.7 million and the purchase of the Washington State subsidiary of Systems Control, Inc. for $3.2 million; partially offset by the $25.3 million received from the Commonwealth of Pennsylvania and the proceeds of $17 million from the bonds issued by the Company's wholly owned subsidiary, Envirotest Wisconsin, Inc. in December, 1995.

    Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation will be effective for the first quarter of the Company's 1997 fiscal year. This statement introduces a fair-value based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on the new fair-value accounting rules. Companies that choose not to adopt the new fair-value accounting rules will be required to disclose pro forma net income and earnings per share under the new method. Management has not yet determined which method it will adopt.

    The Company's primary uses of cash are the funding of the Company's capital expenditure requirements, payments on capital and operating leases, interest payments and other working capital needs. The Company's capital and operating leases currently require minimum lease payments of approximately $12.3 million in 1996, increasing to approximately $14.8 million through 1999 and decreasing thereafter as certain leases are scheduled to expire.

    The Company's capital expenditures include maintenance capital expenditures for existing facilities, and development and construction expenditures for new emissions facilities. The Company's development and construction capital expenditures are dependent on the number of contracts it is awarded, and are only incurred after the contract has been signed. After signing a contract, the Company may incur significant development and construction expenditures, which the Company expects to finance with existing cash resources, internally generated funds, additional borrowings and alternative financing sources, including leasing alternatives. It generally takes one to two years after a contract has been signed for a program to begin operations and generate revenues, depending on the size of the program.

    The Company's principal commitments at March 31, 1996 consist of capital expenditure requirements for one facility still to be completed in the Connecticut program. The Company expects the remaining total capital expenditure requirements for the development of these facilities to be approximately $1.5 million. The Company believes that its existing cash resources, additional proceeds from the Settlement with the Commonwealth of Pennsylvania, cash generated from operations and alternative financing sources, including leasing alternatives, will be sufficient to complete implementation of the Connecticut program and to meet its liquidity requirements for the foreseeable future.

                               ENVIROTEST SYSTEMS CORP.
                              PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Proponents of a proposed public initiative ("Proposed Initiative") to substantially change the enhanced emissions program in Colorado have completed certain of the required procedures to have the Proposed Initiative placed on the November 1996 ballot. The Proposed Initiative is being contested in the Colorado Supreme Court. If the court does not require alteration of the Proposed Initiative, the proponents will be required to obtain 54,000 valid signatures by August 5, 1996, in order to place the Proposed Initiative on the ballot. The Proposed Initiative can be adopted by a majority of those voting in the November election. The Proposed Initiative directs the Air Quality Control Commission (the "Commission") to revise the current enhanced emissions program no later than July 1, 1997. If the program has not been revised and submitted by November 1, 1997 for the approvals required under the federal Clean Air Act, the General Assembly would be required to revise the program by July 1, 1998. In revising the program, the Commission would be required to contract with a private independent contractor to conduct an objective study to evaluate alternatives and identify the cost effective options for creating a program which meets the requirements of the Proposed Initiative. The Proposed Initiative would require that the program enhance consumer convenience and provide consumer choice of inspection facilities, including enhanced emission inspection centers, inspection-only facilities, inspection and readjustment stations motor vehicle-fleet based facilities and new and used motor vehicle dealer inspection facilities. The Commission would be required to select from available technologies and programmatic approaches which provide choice to the public. The Commission is required to achieve benefits, which using reasonable scientific methods, are determined to be equal to or greater than the air quality benefits which were calculated to result from the program in existence as of January 1, 1996 and which will not jeopardize the ability to make transportation conformity findings as required by federal law.

         The Company's current contract with the State of Connecticut began January 1, 1995, with enhanced testing scheduled to begin in April, 1995. Just prior to the startup of enhanced testing the State decided to continue the old testing procedure and phase in the enhanced testing. Subsequently, the State decided to engage in negotiations regarding an enhanced test procedure that is different from that originally required in the contract. During the course of these negotiations, which are continuing, the State claimed that it was entitled to be paid for the cost savings to the Company for not having performed the original enhance test and not having completed construction on two facilities. One facility was not completed because of the State's inability to provide the requisite land required by the contract and the second was delayed due to an inability to obtain zoning. After unsuccessful attempts to resolve this issue, the Commissioner rendered a decision on February 9, 1996, that the Company owed the State approximately $2.4 million plus other non-quantified amounts for 1995 and additional accruing amounts until the enhanced test is performed and the facilities built. In accordance with the contract, the Company appealed the

Commissioner's decision to binding arbitration by the American Arbitration Association and is currently awaiting appointment of arbitrators

ITEM 5.  OTHER

    As previously reported, the Company's employees in its British Columbia program are represented by a labor union under a collective bargaining agreement that expired on August 31, 1995. Negotiations on a new collective agreement ended in February 1996 when the employees began a strike. The Company's proposal for a new collective agreement was not accepted by the employees, and negotations between representatives of the union and the Company have resumed. The Company is not able to predict the ultimate outcome of the negotiations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

         (10.103) Employment Agreement between F. Robert Miller and Envirotest Systems Corp. dated January 26, 1996

         (10.104) Amendment No. 3 to Contract L-90-5140 between the Metropolitan Government of Nashville and Davidson County and Envirotest Systems, Corp. dated December 19, 1995

         (10.105) Amendment No. 6 dated December 21, 1995 to Professional Services Agreement Number VI-1024 between The State of Illinois Environmental Protection Agency and Envirotest Technologies, Inc.

         (11)      Statement of Computation of Per Share Earnings

         (27)      Financial Data Schedule

     (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

                                      SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused their report to be signed on their behalf by the undersigned thereunto duly authorized.

                                  ENVIROTEST SYSTEMS CORP.
                                  ------------------------
                                       (Registrant)

                                  ENVIROTEST TECHNOLOGIES, INC.
                                  -----------------------------
                                       (Registrant)


Date: May 14, 1996                /s/ F. ROBERT MILLER
                                  --------------------
                                  F. Robert Miller
                                  President and Chief Executive Officer


Date: May 14, 1996                /s/RAJ MODI
                                  --------------------
                                  Raj Modi
                                  Vice President, Chief Financial Officer,
                                  Treasurer and Assistant Secretary
                                  (Principal Financial Officer)

                                ENVIROTEST SYSTEMS CORP.

                                    EXHIBIT INDEX
EXHIBIT
NUMBER:                                                                PAGE NO.
- - -------                                                                --------
(10.103) Employment Agreement between F. Robert Miller and Envirotest
         Systems Corp. dated January 26, 1996

(10.104) Amendment No.3 to Contract L-90-5190 between the Metropolitan
         Government of Nashville and Davidson County and Envirotest Systems, Corp. dated December 19, 1995

(10.105) Amendment No. 6 dated December 21, 1995 to Professional
         Services Agreement Number VI-1024 between The State of
         Illinois Environmental Protection Agency and Envirotest
         Technologies, Inc.

(11)     Statement of Computation of Per Share Earnings

(27)     Financial Data Schedule