Form 10-Q
period 1996-06-30
ENVIROTEST SYSTEMS CORP /DE/
filed 1996-08-14
CIK 896267

- --------------------------------------------------------------------------------
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549-1004
                          ----------------------------------
                                      FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                          OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM          TO

                               ENVIROTEST SYSTEMS CORP.
               -------------------------------------------------------
                (Exact name of registrant as specified in its charter)



     DELAWARE                       0-21454                  06-0914220
     --------                       -------                  ----------
(State or  other jurisdiction      (Commission             (IRS Employer
of incorporation)                  File Number)         Identification Number)

                            ENVIROTEST TECHNOLOGIES, INC.
               -------------------------------------------------------
                (Exact name of registrant as specified in its charter)


    DELAWARE                  33-57384-01, 33-75406-01       36-2680300
    --------                  -----------  -----------       ----------
(State or  other jurisdiction      (Commission             (IRS Employer
 of incorporation)                 File Number)         Identification Number)

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

                                   YES  X   NO
                                      -----   -----


    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

         Class of Common Stock                Outstanding at July 31, 1996
         ---------------------                ----------------------------
    CLASS A COMMON STOCK, $0.01 PAR VALUE                13,204,396 SHARES
    CLASS B COMMON STOCK, $0.01 PAR VALUE                 1,389,749 SHARES
    CLASS C COMMON STOCK, $0.01 PAR VALUE                 2,026,111 SHARES

                               ENVIROTEST SYSTEMS CORP.

                                        INDEX

                                                                     PAGE NO.
                                                                     --------
PART I.    FINANCIAL INFORMATION
    ITEM 1.   FINANCIAL STATEMENTS:

              Condensed Consolidated Balance Sheets:
              June 30, 1996 and September 30, 1995                        3

              Condensed Consolidated Statements of Operations:
              three and nine months ended June 30, 1996 and 1995          4

              Condensed Consolidated Statements of Cash Flows:
              nine months ended June 30, 1996 and 1995                    5

              Notes to Condensed Consolidated Financial Statements        6


    ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS               9

PART II.   OTHER INFORMATION

    ITEM 1.   LEGAL PROCEEDINGS                                          13

    ITEM 5.   OTHER                                                      14

    ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                           15


SIGNATURES                                                               16

                            PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                               ENVIROTEST SYSTEMS CORP.
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                (AMOUNTS IN THOUSANDS)




                                                                            June 30,          September 30,
                                                                             1996                  1995
                                                                           -----------        -------------
                                                                           (unaudited)
                                       ASSETS
Current assets:
   Cash and cash equivalents                                                 $29,845             $17,079
   Short-term investments                                                                          1,347
   Current portion of settlement due from Commonwealth
       of Pennsylvania                                                        40,000                   -
   Contract receivables, net of allowance for doubtful accounts
       of $429 and $354, respectively                                          9,100               8,208
  Prepaid and other current assets                                             8,313               3,580
  Deferred income taxes                                                            -               1,376
                                                                            -----------        -------------
        Total current assets                                                  87,258              31,590

Restricted cash                                                               25,599              31,497
Property, plant and equipment, net of accumulated
   depreciation of $36,260 and $24,739, respectively                         189,145             173,507
Settlement due from Commonwealth of Pennsylvania                              95,000                   -
Assets under capital lease, net                                               46,356              27,138
Assets held for sale, net                                                     22,549               5,209
Assets subject to settlement                                                       -             149,629
Intangible assets, net of accumulated amortization of $18,116
   and $15,522, respectively                                                  15,609              17,752
Deferred debt acquisition costs, net of accumulated amortization
   of $5,100 and $3,378, respectively                                         12,894              13,412
Deferred charges, net of accumulated amortization of $6,462
   and $3,217, respectively                                                    1,749               3,178
Deferred income taxes                                                              -               4,100
Other assets                                                                     754                 261
                                                                            -----------        -------------
         Total assets                                                       $496,913            $457,273
                                                                            -----------        -------------
                                                                            -----------        -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                           $3,078             $12,742
   Accrued interest                                                            9,231               1,499
   Current portion of long-term debt                                           3,649                   -
   Current portion of capital lease and long-term debt obligation              4,220               1,485
   Other current liabilities                                                  27,473              14,094
                                                                            -----------        -------------
         Total current liabilities                                            47,651              29,820

Senior long-term debt, net of discount of $853
   and $989, respectively                                                    199,147             199,011
Senior subordinated debt                                                     125,000             125,000
Long-term debt                                                                39,179                   -
Capital lease and long-term debt obligation                                   59,795              62,895
Other long-term liabilities                                                    5,142               2,502
                                                                            -----------        -------------
         Total liabilities                                                   475,914             419,228
Commitments and contingencies
Stockholders' equity:
   Common stock                                                                  166                 162
   Additional paid-in capital                                                 60,172              60,028
   Retained deficit                                                          (33,601)            (16,446)
   Other stockholders' equity                                                 (5,738)             (5,699)
                                                                            -----------        -------------
         Total stockholders' equity                                           20,999              38,045
                                                                            -----------        -------------
         Total liabilities and stockholders' equity                         $496,913            $457,273
                                                                            -----------        -------------
                                                                            -----------        -------------



The accompanying notes are an integral part of the condensed financial statements.

                               ENVIROTEST SYSTEMS CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                          Three                              Nine
                                                                      Months Ended                        Months Ended
                                                                        June 30,                            June 30,
                                                                1996              1995              1996              1995
                                                             ---------         ---------         ---------         ---------
                                                                                        (Unaudited)
Contract revenues                                             $32,556           $29,066           $90,764           $75,960
Costs of services                                              25,140            20,933            75,244            51,049
                                                              ---------         ---------         ---------         ---------
Gross profit                                                    7,416             8,133            15,520            24,911

Selling, general and administrative expenses                    5,172             7,458            15,621            18,745
Consolidation expense                                               -                 -             1,850                 -
Amortization expense                                              872             1,032             2,756             2,985
Gain on Pennsylvania settlement                                     -                 -           (15,307)                -
                                                              ---------         ---------         ---------         ---------

   Income (loss) from operations                                1,372              (357)           10,600             3,181

Other expense (income):
   Interest expense                                            10,182             4,193            28,574            14,005
   Other                                                            4               (10)               12                67
   Interest income                                             (2,477)             (605)           (6,312)           (3,866)
   Minority interest                                                -                15                 -               275
                                                              ---------         ---------         ---------         ---------

      Income (loss) before income taxes                        (6,337)           (3,950)          (11,674)           (7,300)
Income tax expense (benefit)                                                     (1,541)            5,490            (2,843)
                                                              ---------         ---------         ---------         ---------

Net income (loss)                                             $(6,337)          $(2,409)         $(17,164)          $(4,457)
                                                              ---------         ---------         ---------         ---------
                                                              ---------         ---------         ---------         ---------


Earnings (loss) per common and common
   equivalent share                                            $(0.38)           $(0.15)           $(1.04)           $(0.28)
                                                              ---------         ---------         ---------         ---------
                                                              ---------         ---------         ---------         ---------

Weighted average common shares and
   common equivalent shares                                    16,620            16,134            16,530            16,026
                                                              ---------         ---------         ---------         ---------
                                                              ---------         ---------         ---------         ---------

Earnings (loss) per common share - assuming
   full dilution                                               $(0.38)           $(0.15)           $(1.04)           $(0.28)
                                                              ---------         ---------         ---------         ---------
                                                              ---------         ---------         ---------         ---------


Weighted average common shares and common
   equivalent shares                                           16,620            16,134            16,530            16,026
                                                              ---------         ---------         ---------         ---------
                                                              ---------         ---------         ---------         ---------




The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ENVIROTEST SYSTEMS CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (AMOUNTS IN THOUSANDS)






                                                                            Nine Months Ended
                                                                                 June 30,
                                                                          1996                1995
                                                                       ---------           ---------
                                                                                (Unaudited)
Cash flows from operating activities                                   $ 19,066            $ (3,189)
                                                                        ---------           ---------

Cash flows from investing activities:
    Maturity of short-term investments                                    1,347              21,799
    Payment for purchase of Systems Control, Inc.,
      net of cash acquired                                               (1,056)                  -
    Proceeds from sale of property, plant and equipment                   1,696               1,221
    Purchases of property, plant, equipment and assets
      under capital lease                                               (42,845)           (177,542)
    Purchases of intangible assets                                            -                (250)
                                                                        ---------           ---------
         Net cash used in investing activities                          (40,858)           (154,772)

Cash flows from financing activities:
    Proceeds from borrowings of long-term debt                           31,345                   -
    Proceeds from capital lease and long-term debt
      obligations                                                             -              64,380
    Proceeds deposited in restricted accounts                                 -             (56,574)
    Repayment of long-term debt                                          (1,637)                  -
    Decrease in restricted cash                                           5,898                   -
    Repayment of obligations under capital lease                           (365)             (4,751)
    Capitalization of loan fees                                            (855)             (2,629)
    Other                                                                   148                  50
                                                                        ---------           ---------
         Net cash provided by (used in) financing activities             34,534                 476

Effect of exchange rate on cash                                              24                  71
                                                                        ---------           ---------

Net increase (decrease) in cash and cash equivalents                     12,766            (157,414)
Cash and cash equivalents, beginning of period                           17,079             180,215
                                                                        ---------           ---------

Cash and cash equivalents, end of period                               $ 29,845          $   22,801
                                                                        ---------           ---------
                                                                        ---------           ---------



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

2.       DEFERRED CHARGES

         The Company incurs significant expenses associated with bringing new emissions testing programs into operation, including staff recruiting and training, public information and similar pre-operating costs. These expenses are deferred and amortized over a twelve month period beginning with the commencement of the emissions program. At June 30, 1996, the Company had incurred and deferred approximately $1.7 million, net of accumulated amortization, of such expenses relating to the Indiana, Ohio and Wisconsin emissions programs. The Company expects that its results of operations during any fiscal period that includes the commencement of a program will be adversely impacted by this accelerated amortization.

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

         The Settlement Agreement requires the Commonwealth to pay the Company $145 million in four installments with interest at the rate of 6.0% accruing from December 15, 1995. The first installment of $25,000,000 was paid on December 29, 1995 and the second installment of $40,000,000 plus $4,223,000 in accrued interest was paid on July 31, 1996. The last two installments of $40,000,000, plus interest, are due on July 31, 1997 and 1998. In addition, the Commonwealth is obligated to pay the Company (in July 1998) 50% of the amount by which the net proceeds from the sale of the assets (as defined by the Settlement Agreement) are less than

$55 million up to a maximum of $15 million plus interest at 6% from December 15, 1995. Should the net proceeds from the sale of the real estate and other program related assets exceed $55 million, the Company is obligated to pay the Commonwealth 75% of the amount by which the net proceeds exceed $55 million.

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

         In January 1996, the Company acquired Systems Control, Inc., a Washington corporation (SCI-WA), the operator of the centralized emissions testing program in the State of Washington. (See Note 5 below.) At the time of the acquisition, SCI-WA had debt outstanding under its credit agreement. As of June 30, 1996, the outstanding balance is $12.1 million and bears interest at various rates with an effective rate of 8.64% at June 30 and is collateralized by all real property of the vehicle emissions program in the State of Washington. This agreement requires monthly payments of $243,450 (adjusted annually for changes in interest rates) with a balloon payment at maturity on December 31, 1999 of $4.5 million. This credit agreement requires a cash collateral amount of $0.6 million as of June 30, 1996 and through maturity and requires certain covenants related to tangible net worth, capital ratio, cash flow ratio and distributions of SCI-WA be maintained.

         In June 1996, the Company issued $14.3 million principal amount of notes for the Indiana program. The notes bear interest at the rate of 7.82 % per annum with quarterly payments, including interest of approximately $550,000 and mature in 2006. Interest will be paid beginning September 1996 with principal payments beginning June 1997. The notes are collateralized by all assets utilized in the Indiana program.

5.       BUSINESS ACQUISITION

         In January 1996, the Company purchased from Systems Control, Inc. ("SCI") the stock of SCI-WA, a Washington company and operator of the State of Washington centralized emissions testing program, all intellectual property of SCI and an option to purchase the stock or assets of SCI's Indiana subsidiary. The option was exercised in June 1996, and the Company acquired the contract with the State of Indiana to operate its centralized vehicle emissions testing contract and the related assets. The results of operations of SCI have been consolidated as of the respective dates of acquisition.

         The purchase cost of $4.7 million (including $1.5 million paid for the assets of SCI's Indiana subsidiary) has been allocated as follows:


                                  (millions)
 Current assets                   $    2.5
 Fixed assets                         17.0
 Intellectual property                 0.6
 Other noncurrent assets               0.4
 Current liabilities                  (2.5)
 Long term debt                      (11.3)
 Other noncurrent liabilities         (2.0)
                                  ---------
      Total                       $    4.7
                                  ---------
                                  ---------


6.       CONSOLIDATION EXPENSE

         The Company recorded a consolidation expense in March 1996 of $1.9 million representing the costs associated with the closure of the Phoenix corporate headquarters and other restructuring costs. In addition, the Company recorded an expense of $1.5 million (included with selling, general and administrative expense) representing the estimated cost of relocating employees to the new corporate headquarters in Sunnyvale, California.

7.       INCOME TAXES

         The deferred tax asset of $16.4 million has been fully reserved as of June 30, 1996. For the three month period ended June 30, 1996, the Company increased the valuation allowance from $14.2 million to $16.4 million. The amount of the deferred tax asset considered realizable, however, could change in the near term if estimates of future taxable income are revised.

8.  LEGAL PROCEEDINGS

         The State of Connecticut has made certain claims stating that the Company owes the State $2.4 million plus accruing amounts for certain cost savings in the start up of the enhanced testing program in Connecticut. The Company cannot predict the outcome of this complaint. However, the Company believes that it has sufficient defense against these claims. (See Part II., Item 1 - Legal Proceedings for further discussion.)

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

RESULTS OF OPERATIONS

         Contract revenues increased to $32.6 million in fiscal third quarter 1996 from $29.1 million in fiscal third quarter 1995, an increase of $3.5 million or 12.0%. For the nine months ended June 30, 1996, contract revenues were $90.8 million, an increase of $14.8 million, or 19.5%, over contract revenues of $76.0 million for the corresponding period in fiscal 1995. The increase in contract revenues in fiscal third quarter 1996 as compared to fiscal third quarter 1995 is primarily due to additional revenues of approximately $4.4 million generated from new contracts with the State of Ohio and revenues of approximately $2.4 million from the Washington State program acquired on January 30, 1996. These increases were offset primarily by a decrease in revenues in the British Columbia program of approximately $1.5 million due to an employee strike during the period, a decrease in revenues in the Illinois program of approximately $0.3 million attributable to the reduced test fee under the January 1996 contract extension, a decrease in revenues of approximately $0.7 million due to the previously disclosed reduction in the Minnesota program test volume.

         The increase in contract revenues for the nine months ended June 30, 1996 resulted from additional revenues of approximately $22.6 million generated from new or extended contracts with the states of Connecticut, Ohio and Colorado and the acquisition of the Washington state program. These increases were offset primarily by the decreases in revenues in the British Columbia, Illinois and Minnesota programs discussed above and a decrease in revenues of the Maryland program of $1.6 million which ceased operations as of December 31, 1994.

         Gross profit decreased to $7.4 million in fiscal third quarter 1996 from $8.1 million in fiscal third quarter 1995, a decrease of $0.7 million, or 8.6%. As a percentage of contract revenues, gross profit decreased to 22.7% in fiscal third quarter 1996 from 27.8% in fiscal third quarter 1995, an absolute decrease of 5.1%. The decrease in gross profit resulted from the employee strike in the British Columbia program, higher than anticipated costs associated with the Wisconsin and Ohio programs, decreased revenue in the Minnesota program discussed above and costs incurred on a remote sensing program without associated revenues.

          For the nine months ended June 30, 1996, gross profit decreased to $15.5 million from $24.9 million for the corresponding period in fiscal 1995, a decrease of $9.4 million or 37.8%. As a percentage of contract revenues, gross
profit decreased to 17.1 % from   32.8 % in the
corresponding period in fiscal 1995, an absolute decrease of 15.7 %. The decrease in gross profit resulted from the factors discussed above and the absence of contributions from the Maryland program.

         Selling, general and administrative ("SG&A") expenses decreased to $5.2 million in fiscal third quarter 1996 from $7.5 million in fiscal third quarter 1995, a decrease of $2.3 million or 30.7%. As a percentage of contract revenues, SG&A expenses decreased to 16.0% in fiscal third quarter 1996 from 25.7% in fiscal third quarter 1995, an absolute decrease of 9.7%. The decrease in SG&A expenses is primarily due to decreased marketing expenses and the absence of costs associated with seeking a resolution of the Pennsylvania contractual issues which were incurred during fiscal 1995. In addition, the decrease in SG&A as a percentage of contract revenues is due to the increase in contract revenues discussed above.

         For the nine months ended June 30, 1996, SG&A decreased to $15.6 million from $18.7 million for the corresponding period in fiscal 1995, a decrease of $3.1 million or 16.6%. As a percentage of contract revenues, SG&A expenses decreased to 17.2% for the nine months ended June 30, 1996 from 24.6% for the corresponding period in 1995, an absolute decrease of 7.4%. These decreases were primarily due to a reduction in marketing expenses and absence of costs associated with resolution of Pennsylvania contractual issues, offset by relocation costs of $1.5 million representing the estimated cost of consolidating the corporate headquarters to Sunnyvale, California.

         Consolidation expense was $1.9 million for the nine month period ended June 30, 1996, primarily representing the costs associated with the closing of the Phoenix corporate headquarters.

         Amortization expense decreased to $0.9 million in fiscal third quarter 1996 from $1.0 million in fiscal third quarter 1995, a decrease of $0.1 million. For the nine months ended June 30, 1996, amortization expense decreased to $2.8 million from $3.0 million for the corresponding period in fiscal 1995.

         Gain on Pennsylvania settlement for the nine months ended June 30, 1996 was $15.3 million.

         There was income from operations of $1.4 million in fiscal third quarter 1996 compared to loss of $(0.4) million in fiscal third quarter 1995. For the nine months ended June 30, 1996, income from operations increased to $10.6 million from $3.2 million in the corresponding period of the prior year. For the nine months ended June 30, 1996, income from operations as a percentage of contract revenues increased to 11.7% compared to 4.2% in the corresponding period of the prior year, an absolute increase of 7.5%. The increase is due to the gain on Pennsylvania settlement, the decrease in selling, general and administrative expenses, offset by the reduction in the gross profit and consolidation expense, as discussed above.

         Interest expense increased to $10.2 million in fiscal third quarter 1996 from $4.2 million in fiscal third quarter 1995, an increase of $6.0 million. For the nine months ended June 30, 1996, interest expense increased to $28.6 million from $14.0 million in the corresponding period of the prior year. The increase in fiscal third quarter 1996 as compared to fiscal third quarter 1995 is primarily due to a $4.3 million decrease in capitalized interest as programs under implementation became operational, interest expense on the capital lease and long-term debt issued in June 1995 to finance the Company's emissions testing network in Ohio, interest expense on the long-term debt issued in December 1995 to finance the Company's emissions testing network in Wisconsin and the interest expense on additional long-term debt assumed in January 1996 as part of the purchase of the Washington State subsidiary of Systems Control, Inc.

         The increase in interest expense for the nine months ended June 30, 1996 is primarily attributable to a $10.6 million decrease in capitalized interest and interest expense incurred for the Ohio and Wisconsin programs and the purchase of the Washington State subsidiary of Systems Control, Inc. discussed above.

         Interest income increased to $2.5 million in fiscal third quarter 1996 from $0.6 million in fiscal third quarter of 1995, an increase of $1.9 million. For the nine months ended June 30, 1996, interest income increased to $6.3 million compared to $3.9 million in the corresponding period of the prior year. These increases were primarily attributable to the interest income on the funds due from the Pennsylvania settlement, partially offset by decreased cash and cash equivalent and short-term investments balances as funds are spent on construction and equipment for new emissions testing facilities.

         There was no income tax benefit on the pretax loss in fiscal third quarter 1996 compared to an income tax benefit of $1.5 million in fiscal third quarter 1995 as the Company made an additional valuation allowance of $2.2 million. Income tax expense was $5.5 million for the nine months ended June 30, 1996, compared to income tax benefit of $2.8 million for the corresponding period of the prior year. The benefit was lower than the combined federal and state effective tax rate of approximately 39% as a result of recording a valuation of $9.8 million to fully reserve the deferred tax asset.

         Net loss was $(6.3) million in fiscal third quarter 1996 compared to $(2.4 ) million in fiscal third quarter 1995, an increase of $3.9 million. For the nine months ended June 30, 1996, net loss was $(17.2) million compared to $(4.5) million for the corresponding period in fiscal 1995.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

         Cash and cash equivalents, short-term investments and restricted cash increased to $55.4 million at June 30, 1996 from $49.9 million at September 30, 1995. The increase of $5.5 million was primarily a result of the $25.3 million received from the Commonwealth of Pennsylvania, the proceeds of $17 million from the bonds issued by the Company's wholly owned subsidiary, Envirotest Wisconsin, Inc. in December, 1995 and proceeds of $14.3 million from the bonds issued by the Company in June 1996 for the Indiana program; partially offset by the expenditure of $41.3 million for property, plant and equipment primarily relating to the Ohio and Wisconsin programs, cash used in operating activities of approximately $6.3 million, and the purchase of the Washington State subsidiary of Systems Control, Inc. (including the assets of SCI's Indiana subsidiary) for $4.7 million. On July 31, 1996, the Company received an additional payment of $44.2 million from the Commonwealth of Pennsylvania under the terms of the Settlement Agreement.

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

         The Company believes that its existing cash resources, additional proceeds from the Settlement with the Commonwealth of Pennsylvania, cash generated from operations and alternative financing sources, including leasing alternatives, will be sufficient to complete implementation of the Indiana program and to meet its liquidity requirements for the foreseeable future.

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

                               ENVIROTEST SYSTEMS CORP.
                             PART II.  OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS


         Proponents of a proposed public initiative ("Proposed Initiative") to substantially change the enhanced emissions program in Colorado completed certain of the required procedures to have the Proposed Initiative placed on the November 1996 ballot. On June 24, 1996, the Colorado Supreme Court blocked the Proposed Initiative. The Supreme Court reviewed the action taken by the initiative title setting board in fixing the title, ballot title and submissions clause, and summary ("Titles and Summary") for the Proposed Initiative. The Court held that the Titles and Summary did not fairly express the intent and meaning of the Proposed Initiative, and further held that the fiscal impact statement was inaccurate. The Supreme Court reversed the action of the board and remanded the Titles and Summary to the initiative title setting board. However, Colorado's statutory deadlines for the submission of proposed initiatives precluded the proponents from placing the proposed initiative on the November 1996 ballot.

         The Company's new contract with the State of Connecticut began January 1, 1995 with enhanced testing scheduled to begin on April 3, 1995. Just prior to the startup of enhanced testing the State decided to continue the old testing procedure and phase in the enhanced testing. Additionally, the Company was unable to build two facilities, one due to the State's inability to provide the land the contract required and the other due to the inability to obtain zoning. The State claimed that it was entitled to be paid for the cost savings to the Company for not having performed the enhanced test and not having built the facilities. The Company claimed additional costs incurred when the State unilaterally changed the test. After unsuccessful settlement negotiations, the Commissioner of Department of Motor Vehicles rendered a decision on February
9, 1996 that the Company owed the State $2.4 million plus other non quantified amounts for 1995 and additional accruing amounts until the enhanced test was performed and the facilities built. In accordance with the contract and to protect its rights, the Company appealed the Commissioner's decision to binding arbitration at the American Arbitration Association. On
May 1, 1996, prior to the appointment of the arbitrators, the State filed a complaint in the Superior Court at Hartford to enjoin the arbitration from going forward claiming that the American Arbitration Association had no power to administer hearings in this matter. The State has taken no further action on this matter and no hearing date with regard to the State's complaint has been scheduled.

         On June 24, 1996, Rita Karsai, a former employee in a one test lane pilot program opened by the Company, filed a complaint in the Sacramento County Superior Court, case number 96ASO3489, against the Company and three of its present or former staff employees alleging sexual harassment and related causes of action. The complaint seeks compensatory and punitive damages in the total amount of $11 million. The matter has not progressed sufficiently for the Company to express an opinion respecting the outcome of this matter.

ITEM 5.     OTHER
    As previously reported, the Company's employees in its British Columbia program are represented by a labor union under a collective bargaining agreement that expired on August 31, 1995. Negotiations on a new collective agreement ended in February 1996 when the employees began a strike. On July 26, 1996, the program resumed operations after the employees voted to submit the unresolved issues to binding arbitration and to return to work. The decision by the panel of arbitrators was issued on August 12, 1996. The Company believes that the arbitrators' decision represents a fair resolution of the issues to both sides. The Company will now begin negotiations with Province officials to obtain compensation under the terms of its contract for the losses experienced by the Company during the period of the strike.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

         (4.6) Third Supplemental Indenture dated as of January 30, 1996, by and among Envirotest Systems Corp., Envirotest Technologies, Inc., Remote Sensing Technologies, Inc., Envirotest Partners, Envirotest Acquisition Co., Systems Control, Inc., as guarantors, and First Trust National Association, as trustee, governing the 9 5/8% Senior Subordinated Notes due 2003 of Envirotest Systems Corp.

         (4.7) Second Supplemental Indenture dated as of January 30, 1996, by and among Envirotest Systems Corp., Envirotest Technologies, Inc., Remote Sensing Technologies, Inc., Envirotest Partners, Envirotest Acquisition Co., Systems Control, Inc., as guarantors, and First Trust National Association, as trustee, governing the 9 1/8% Senior Notes due 2001 of Envirotest Systems Corp.

         (4.8) Trust Indenture between Indiana Development Finance Authority and Old National Trust Company, dated June 1, 1996.

        (10.106) Agreement between Indiana Department of Environmental Management and Envirotest Systems Corp. dated June 26, 1996.

        (10.107) Loan Agreement between Envirotest Systems Corp. and Indiana Development Finance Authority, dated June 1, 1996.

        (11)       Statement of Computation of Per Share Earnings.

        (27)       Financial Data Schedule.

    (b)   Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.

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


                                       ENVIROTEST SYSTEMS CORP.
                                       ------------------------
                                            (Registrant)

                                       ENVIROTEST TECHNOLOGIES, INC.
                                       -----------------------------
                                            (Registrant)


Date:  August 12, 1996                 /s/F. Robert Miller
                                       ----------------------------------------
                                       F. Robert Miller
                                       President and Chief Executive Officer


Date: August 12, 1996                  /s/Raj Modi
                                       ----------------------------------------
                                       Raj Modi
                                       Vice President, Chief Financial Officer,
                                       Treasurer and Assistant Secretary
                                       (Principal Financial Officer)

                               ENVIROTEST SYSTEMS CORP.

                                    EXHIBIT INDEX


EXHIBIT
NUMBER:                                                              PAGE NO.
- -------                                                              -------
    (4.6) Third Supplemental Indenture dated as of January 30, 1996, by and among Envirotest Systems Corp., Envirotest Technologies, Inc., Remote Sensing Technologies, Inc., Envirotest Partners, Envirotest Acquisition Co., Systems Control, Inc., as guarantors, and First Trust National Association, as trustee, governing the 9 5/8% Senior Subordinated Notes due 2003 of Envirotest Systems Corp.
    (4.7) Second Supplemental Indenture dated as of January 30, 1996, by and among Envirotest Systems Corp., Envirotest Technologies, Inc., Remote Sensing Technologies, Inc., Envirotest Partners, Envirotest Acquisition Co., Systems Control, Inc., as guarantors, and First Trust National Association, as trustee, governing the 9 1/8% Senior Notes due 2001 of Envirotest Systems Corp.
    (4.8) Trust Indenture between Indiana Development Finance Authority and Old National Trust Company, dated June 1, 1996.
   (10.106) Agreement between Indiana Department of Environmental Management and Envirotest Systems Corp. dated June 26, 1996.
   (10.107) Loan Agreement between Envirotest Systems Corp. and Indiana Development Finance Authority, dated June 1, 1996.
   (11)            Statement of Computation of Per Share Earnings.
   (27)            Financial Data Schedule.