Form 10-K
period 1996-09-30
ENVIROTEST SYSTEMS CORP /DE/
filed 1996-12-30
CIK 896267

-----------------------------------------------------------------------------
                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                     FORM 10-K
                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996

                           Commission file number 0-21454

                              ENVIROTEST SYSTEMS CORP.
               (Exact name of registrant as specified in its charter)

    Delaware                                          06-0914220
    (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                 Identification Number)

                Commission file numbers 33-57384-01 and 33-75406-01

                           ENVIROTEST TECHNOLOGIES, INC.
               (Exact name of registrant as specified in its charter)

    Delaware                                           36-2680300
    (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                 Identification Number)

     246 Sobrante Way, Sunnyvale, California                 94086
     (Address of registrants' principal                    (zip code)
           executive offices)

        Registrants' telephone number, including area code:  (408)  774-6300


            SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                        None

            SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
    Class A Common Stock, $.01 par value per share, of Envirotest Systems Corp.

    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of November 30, 1996, 13,204,396 shares of Envirotest Systems Corp. Class A Common Stock were outstanding, and the aggregate market value (based upon the last reported sale price on the NASDAQ National Market System on December 22, 1996) of the shares of Class A Common Stock held by non-affiliates was approximately $17,989,283 (for purposes of calculating the preceding amount only, all directors and executive officers of the registrant are assumed to be affiliates). As of such date, 1,389,749 shares of Envirotest Systems Corp. Class B Common Stock were outstanding, all of which were held by affiliates, and 2,026,111 shares of Envirotest Systems Corp. Class C Common Stock (which do not have ordinary voting rights) were outstanding.

                        DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Envirotest Systems Corp.'s definitive Proxy Statement for the 1997 annual meeting of its stockholders are incorporated by reference into Part III of this report, and portions of Envirotest Systems Corp.'s Registration Statement No. 33-57384 filed on January 25, 1993, Amendments No. 1, No. 2 and No. 3 thereto, filed on March 12, 1993, March 25, 1993 and March 30, 1993, Amendment No. 2 to Envirotest Systems Corp.'s Registration Statement No. 33-75406 filed on March 8, 1994, Form 10-K for the year ended September 30, 1993, 1994 and 1995 and Forms 10-Q for the quarterly periods ended December 31, 1994, and 1995, March 31, 1993, 1994, 1995 and 1996 and
June 30, 1994, 1995 and 1996 are incorporated by reference into Part IV of this report.

                                 TABLE OF CONTENTS

ITEM                             DESCRIPTION                              PAGE

                                    PART I

 1. Business .............................................................   1

 2. Properties ...........................................................  29

 3. Legal Proceedings ....................................................  30

 4. Submission of Matters to a Vote of
      Security Holders ...................................................  32

                                      PART II

 5. Market for Registrant's Common Equity
      and Related Stockholder Matters ....................................  33

 6. Selected Financial Data ..............................................  34

 7. Management's Discussion and Analysis of Financial
      Condition and Results of Operations ................................  37

 8. Financial Statements and Supplementary Data ..........................  42

 9. Changes in and Disagreements With Accountants
      on Accounting and Financial Disclosure .............................  77

                                      PART III

10. Directors and Executive Officers of the Registrant....................  78

11. Executive Compensation ...............................................  78

12. Security Ownership of Certain Beneficial
      Owners and Management ..............................................  78

13. Certain Relationships and Related Transactions .......................  78

                                      PART IV

14. Exhibits, Financial Statement Schedules, and

      Reports on Form 8-K ................................................  78

                                       PART I

ITEM 1.       BUSINESS

ORGANIZATION; ACQUISITION HISTORY

    Envirotest Systems Corp., a Delaware Corporation was organized in 1990 for the purpose of acquiring Hamilton Test Systems, Inc. ("HTS") from United Technologies Corporation in December 1990 . Envirotest Systems Corp. acquired Envirotest Technologies, Inc., a Delaware corporation ("ETI"), formerly Systems Control, Inc. ("SC"), in April 1992 from SD-Scicon Plc, a British subsidiary of Electronic Data Systems . In March 1993, Envirotest Systems Corp. was merged into HTS, and HTS' name was changed to "Envirotest Systems Corp." (the "Company" or "Envirotest"). In January 1996, Envirotest purchased the Washington State subsidiary of SC, all of SC's intellectual property rights and an option to purchase SC's Indiana vehicle emissions testing contract and related assets. Envirotest exercised the option in June 1996.

    The Company conducts its operations directly and through its principal wholly owned subsidiary, ETI, and through Envirotest Wisconsin Inc. and Systems Controls, Inc.(a Washington corporation). The Company's British Columbia, Canada operations are conducted through a British Columbia partnership, Ebco-Hamilton Partners ("EHP"), which is controlled by wholly owned subsidiaries of the Company.

    The Company's principal offices are located at 246 Sobrante Way, Sunnyvale, California 94086 (telephone (408) 774-6300).

GENERAL

    Envirotest is the leading provider of centralized vehicle emissions testing programs for states and municipalities. These programs are established in accordance with federal regulations to test motor vehicle emissions for compliance with air pollution standards. As of December 1, 1996, the Company operated 14 of the 22 currently existing contractor-operated centralized programs in North America, and in fiscal 1996 performed nearly 11 million of the approximately 16.6 million tests conducted in these programs. Envirotest is the most experienced operator in the industry, having performed more than 140 million tests since its inception in 1974. In addition, the Company is the only domestic provider of contractor-operated centralized testing services outside the United States.

    Envirotest provides governmental authorities an all-inclusive service whereby it designs, constructs, and operates centralized vehicle emissions programs. In a centralized program, vehicles are inspected in high volume, test-only facilities, operated either by a private contractor or a governmental authority. A program network generally consists of 6 or more facilities, each of which contains multiple testing lanes. In a decentralized program, vehicles are tested at numerous privately-owned facilities, such as gas stations and repair shops, which typically also perform emissions repair work. Some states have considered programs that contain elements of both a centralized and decentralized program.

    The Company's services include: designing a network that provides convenience to motorists; identifying and procuring adequate inspection sites; constructing emissions facilities with multiple test lanes; designing and installing a vehicle emissions inspection system and computer network to collect and process emissions testing data; and managing and operating the inspection program using sophisticated software and equipment developed by the Company.

    The Company enters into exclusive, long-term contracts that typically have an initial term of five to ten years. These contracts may contain options permitting the governmental authority to extend the contract on similar terms and conditions for one or more extension periods of one to three years each.

    Envirotest believes that it will continue to be a leading provider of centralized vehicle testing services because of the experience of its management and its advanced software and systems integration capabilities.

SIGNIFICANT DEVELOPMENTS

    On December 11, 1996, the Company sold its right to receive the two remaining installment payments totaling $80 million in principal amount (the "Receivable Assets") due under the General Release and Settlement Agreement dated December 15, 1995 ("Settlement Agreement"), with the Commonwealth of Pennsylvania for approximately $79,405,000. The Company retained the right to receive accrued interest due on the date of closing of approximately $1,749,000. The interest will be paid on July 31, 1997.

    The transaction was effected through a sale of the Receivables Assets from Envirotest Partners, a Pennsylvania general partnership owned by Envirotest and ETI, to a newly formed wholly owned subsidiary of the Company, ES Funding Corp. ("Funding"). Funding, in turn, transferred the Receivables Assets to an affiliate of a Pennsylvania bank. Funding and Partners provided certain representations in connection with the transaction, including representations as to enforceability of the Settlement Agreement against the Commonwealth, and agreed to repurchase the Receivables Assets if Partners fails to comply with its obligations under the Settlement Agreement.

    The Settlement Agreement requires the Company to use its best efforts to dispose of the assets it acquired to perform emissions testing services in Pennsylvania. If the net proceeds received by the Company from the sale of the assets is less than $55 million, Pennsylvania is obligated to pay the Company fifty percent of the difference up to $11 million no later than July 31, 1998. The amount of this contingent payment was reduced from $15 million in an amendment to the Settlement Agreement that permitted the Company to complete the sale transaction. The Company has retained its right to receive proceeds upon the sale of the assets.

    In November of 1996, the Company was awarded a contract by the State of Connecticut to assume responsibility for performing safety inspections of all vehicles registered in the state for the first time and all vehicles 10 years old or older undergoing a change of ownership. Under Connecticut law, motorists are required to obtain a safety inspection of their vehicles upon a change of ownership. Safety inspections will be performed at 11 of the Company's stations in 15 specially equipped lanes. Approximately 160,000 vehicles are expected to receive safety inspections each year providing annual revenues of approximately $2.1 million to the Company. The program will commence in early 1997.

    The Company signed a purchase agreement, dated August 26, 1996 (the "Agreement"), with MARTA Technologies, Inc. ("MARTA"), a wholly-owned subsidiary of The Allen Group Inc., to acquire the centralized emissions testing programs operated by MARTA in the State of Maryland, Jacksonville, Florida and Cincinnati, Ohio. The current term of the Maryland program extends through April 1998, during which it is expected to generate revenues of approximately $9 million. The Jacksonville program extends through March 1998 and is expected to generate annual revenues of $3 million. Effective August 21, 1996, the Ohio Environmental Protection Agency suspended MARTA's Cincinnati program, which is scheduled to run through 2005. The suspension was subsequently found invalid by a court, and resolution of the matter is pending. Consummation of the transaction contemplated by the Agreement is subject to completion of due diligence and board approvals.

     The Company purchased the Washington State subsidiary of SC, and all of SC's intellectual property rights on January 30, 1996. The subsidiary has operated the Washington State vehicle emissions testing program since 1982 and currently performs approximately 1.1 million tests annually. In June 1996, the Company acquired SC's contract with the State of Indiana to perform vehicle emissions testing services and related program assets. The Indiana contract has a ten-year term and is scheduled to test approximately 260,000 vehicles annually, starting in January 1997. In addition, all of the key executives of SC have joined the Company including F. Robert Miller, formerly President and Chief Executive Officer of SC, who has become President and Chief Executive Officer of the Company.

 INDUSTRY

    HISTORY. The vehicle emissions testing industry developed in response to the Clean Air Act of 1970 (the "Clean Air Act") and subsequent amendments thereto. In 1974, Arizona became the first state to adopt a contractor-operated centralized program when it awarded an emissions testing contract to Envirotest. The Clean Air Act Amendments of 1977 required, for the first time, the implementation of rudimentary inspection and maintenance ("I/M") programs in certain metropolitan areas and was responsible for the implementation of I/M programs by the District of Columbia and most of the 35 states that currently have such programs. The 1990 Amendments of the Clean Air Act classified U.S. metropolitan areas by the degree of air pollution and required the U.S. Environmental Protection Agency ("EPA") to review and revise its regulations on I/M programs. On November 5, 1992, the EPA adopted regulations (the "Regulations") that required 179 metropolitan areas in 38 states and the District of Columbia, with a total of approximately 87 million vehicles, to have either a basic or enhanced I/M program in place by specified dates. The number of areas requiring basic and enhanced I/M is continuously updated by the EPA, and, in February 1995, the EPA published a report indicating that a total of 179 areas required I/M, 84 areas with approximately 57 million vehicles requiring enhanced testing programs and 95 areas with approximately 30 million vehicles requiring basic testing programs.

    The initial emphasis of the Clean Air Act was to reduce air pollution by requiring factories and other stationary sources of pollution to incorporate anti-pollution technologies and by requiring automobile manufacturers to equip vehicles with emissions control devices. An EPA study, however, has found that, due to equipment deterioration and improper maintenance, an average vehicle still emits two to four times the pollutants that it was designed to emit. Vehicle emissions produce approximately 50% of the ozone air pollution and nearly all of the carbon monoxide air pollution in metropolitan areas. The EPA has estimated that enhanced I/M testing is approximately 10 times more cost-effective in providing emission reductions than the imposition of additional controls on stationary pollution sources, and, as a result, has made it an integral part of the EPA's overall effort to reduce air pollution by ensuring that vehicles meet emissions standards throughout their useful lives.

     Under the Clean Air Act as amended in 1990, and the Regulations, states that have geographic areas with the worst nonattainment problems must adopt I/M programs meeting at least the "low enhanced" performance standard and whose performance, in combination with other air quality improvement programs, will meet the overall Clean Air Act attainment requirements. This standard establishes, among other things, the type of network and testing procedures that must be utilized.

    NETWORK TYPES. The EPA has allowed governmental authorities to determine how best to establish and operate a network of emissions testing facilities, with the result that two principal types of I/M programs have emerged: centralized and decentralized. In a centralized I/M program, vehicles are inspected in high-volume, multi-lane, highly automated test-only facilities, operated either by private contractors or governmental authorities. These facilities do not perform any repair work. In decentralized I/M programs, vehicles are tested at licensed, privately owned facilities, such as gas stations and repair shops, which typically also perform emissions repair work. From time to time, some state officials have discussed a third type of program (generally referred to as a "hybrid" program) containing both centralized and decentralized components, generally requiring that a significant percentage of the vehicle population obtain emissions testing in test-only or centralized facilities, and allowing other vehicle owners the option of obtaining testing at test-only facilities or at decentralized test and repair facilities such as gas stations or repair shops.

    In the preamble to the Regulations, the EPA stated that decentralized programs, all of which currently allow emissions testing stations to also perform repair work ("test-and-repair" programs), give rise to inherent conflicts of interest that contribute to making them significantly less effective than "test-only" programs. The only test-only programs in use are provided through centralized networks, such as those operated by the Company.

     In the past, the design of I/M programs, and the need for I/M testing services, was largely driven by statutory and regulatory requirements that dictated when and where a particular type of I/M program had to be implemented. The Clean Air Act and the Regulations continue to require basic and enhanced I/M programs in certain areas, and also establish the type of network and testing procedures that must be adopted by affected states. The existing statutory and regulatory requirements have, however, been supplemented by additional legislative and regulatory enactments that give states more flexibility in designing their I/M programs.

     Today, the impetus for states to adopt centralized, test-only I/M programs, utilizing the most sophisticated testing methods, is as much the need to obtain the significant emissions reductions necessary for many states to meet the health-based clean air standards established by EPA, as it is specific statutory or regulatory I/M-related requirements. In general, states may receive significantly greater emission reduction credits (used by EPA to measure the efficacy of a particular pollution control mechanism adopted by a state to achieve the applicable standards) for the adoption of a centralized, test-only I/M system utilizing the most rigorous testing methods.

    In November of 1996, EPA announced plans to change the current health based standards for ozone and particulate pollution to better protect public health. The proposed new standards would result in a significant increase in the number of areas that would be classified as non-attainment areas for these two pollutants. I/M programs will likely be required in many of these new non-attainment areas to achieve the new standards. Many of the current non-attainment areas which were able to demonstrate attainment with the use of a low-enhanced or basic type I/M program may now have to upgrade to the enhanced I/M programs to meet the new standards. Therefore, the Company believes that the size of the market opportunities for both centralized and decentralized enhanced and basic I/M programs will increase if these new more strict ozone and particulate national ambient air quality standards are adopted.

    CURRENT MARKET SIZE. As of February 1995 (the date of the last EPA publication containing information on the number of I/M programs), there were 44 I/M programs in operation in 33 states and the District of Columbia, covering a total of 142 metropolitan areas and testing a total of approximately 75 million vehicles. Of the currently existing I/M programs, 26 are centralized programs, testing approximately 30 million vehicles on an annual or biennial basis, and 18 are decentralized programs, testing approximately 45 million vehicles on an annual or biennial basis. The 1990 Amendments and Regulations require that I/M programs be implemented by January 1, 1996 in 37 additional metropolitan areas, with a total of approximately 12 million vehicles on an annual or biennial basis. While it is possible that certain areas with rural populations may be relieved of the requirement to implement an I/M program, the Company believes that the states general desire to achieve the maximum emissions reduction credits possible in the most efficient manner will be the principal factor influencing program design decisions in the future.

    MARKET OVERVIEW. The following table identifies, as of December 1996, the vehicle populations that are currently being tested in a centralized or decentralized I/M program, the provider of centralized testing services, and the vehicle populations that are subject to the basic and enhanced (including low enhanced) testing requirements under the Regulations.


                                                                      EPA Classification
                         Existing Network Data                      Under Regulations(a)
                    ----------------------------------------        ---------------------

                    Decentralized  Centralized   Centralized            Basic        Enhanced
State                  Program       Program      Provider              Areas         Areas
--------            -------------  -----------   -----------            -----        --------
                          (# vehicles, millions)                        (# vehicles, millions)

Alaska                  0.2                                              0.2

Arizona (opted up
to enhanced)                            1.8      Gordon-Darby, Inc.      1.8

California             17.2                                              7.3          9.9

Colorado                1.8                      Envirotest              0.6          1.5

Connecticut                             2.0      Envirotest                           2.0

Delaware                                0.4      State Run                            0.4

Florida
 Broward/Pinellas                       2.2      Gordon-Darby, Inc.      2.2

 Dade/Palm Beach                        1.9      Envirotest              1.9

 Duval (b)                              0.5      Marta                   0.5

Georgia                 1.0                                                          2.0

Idaho                   0.1                                              0.1

Illinois                                4.5      Envirotest                           4.7

Indiana                                 0.5      Envirotest                           0.5

Kentucky                                                                 0.5          0.2

 Louisville                             0.4      Gordon-Darby, Inc.



Louisiana               0.5                                                           0.2

Maine                                                                                 0.6

Maryland (b)                            1.4      Marta                                1.4

Massachusetts           3.9              --                                           3.9

Michigan                                                                 0.6

Minnesota                               0.9      Envirotest              0.9

Missouri                1.2                                              1.2

Nevada                  0.5                                              0.2          0.6

New Hampshire           0.2                                                           0.6

New Jersey (hybrid
program)                1.0             3.8      State Run                            4.8


New Mexico              0.5                                              0.5

New York                4.4                                                           9.9

North Carolina          1.5                                              1.5

Ohio                                                                     3.5

 Cuyahoga County                        0.8      Envirotest

 Cleveland-Akron                        1.0      Envirotest

 Dayton-Springfield                     0.6      Envirotest

 Cincinnati  (b)                        1.1      Marta

Oregon                                  0.7      State Run               0.8

Pennsylvania            3.2                                                           5.9

Rhode Island            0.6                                                           0.7

Tennessee

Nashville                               0.6      Envirotest              0.6

 Memphis                                0.2      City Run                0.2

Texas                   6.5                                              3.4          3.1

Utah                    0.7                                              0.8

Vermont                                                                               0.1

Virginia                 1.0                                             0.6          1.2

Washington State                        1.6      Envirotest                           1.6

Washington, D.C.                        0.3      District Run                         0.3

West Virginia                                                            0.1

Wisconsin                               0.9      Envirotest                           0.9
-----------------------------------------------------------------------------------------------

  TOTAL                46.0            28.1                             30.0         57.0

_______________


(a) The EPA classifies metropolitan areas as basic or enhanced. Information is provided by state for convenience.

(b) Envirotest has entered into a purchase agreement to acquire the right to operate each of these programs . The purchase agreement is subject to completion of due diligence and board approvals.

    MARKET GROWTH OPPORTUNITIES. The 1990 Amendments and the Regulations have resulted in a substantial increase in the size of the market for contractor-operated centralized testing programs. Since November 1992, 12 states have instituted or contracted for programs involving a total of 15 new or upgraded existing emissions testing programs, covering approximately 14.1 million vehicles. The Company believes that the most significant growth in contractor-operated centralized programs will occur in metropolitan areas that are required to implement enhanced testing, especially the 9 states, containing an estimated 47.9 million vehicles, that have not enacted legislation or final I/M regulations in response to the Regulations, or have enacted legislation for a contractor-operated centralized program but have not yet announced the selection of a contractor. This belief is based upon the greater cost-effectiveness and efficiency of centralized programs over existing decentralized programs, and the Regulations' use of centralized programs as a standard for testing. The EPA has estimated that the average cost of an enhanced test in a centralized program will be substantially less than that in a decentralized program. In addition, recent efforts to allow states greater flexibility in designing their programs have resulted in an increased interest in I/M program ancillary services and on-road testing as states examine various ways to tailor programs to meet the needs of their local interests groups and achieve more pollution credits. An example of the developments in this area is one state that recently selected a contractor to design, build and operate a data handling system that would connect the participants in its decentralized program to a central data system; perform a quality assurance and control program on its decentralized operators; perform field audits of the participating stations; establish and conduct a public information program; perform inspector training and station and inspector licensing; issue waivers, exemptions and extensions to motorists; and manage the program. All of these services have been performed by the Company either in its centralized testing or quality assurance programs. The Company believes that other states will consider the addition of these types of services and features as part of their future I/M programs.

    Additional growth opportunities may result from expansion of existing centralized programs and privatization of state-run programs in enhanced areas.

PENDING PROGRAM SELECTION

    The Company is currently engaged in negotiations with the State of Illinois to implement and operate its centralized enhanced I/M program under a long-term contract. The Company has operated the State's basic program since May 1986. The Company believes that the negotiations will be completed during the first quarter of calendar 1997.

EMISSIONS TESTING CONTRACTS

    The Company conducts its business under exclusive, long-term contracts with governmental authorities. Under these contracts, the Company provides all services needed to design, install, operate, and maintain an I/M program. These services include: designing a network that provides convenience to motorists; identifying and procuring adequate inspection sites; constructing inspection facilities with multiple test lanes; designing and installing a computer network to provide emission testing data to the appropriate governmental authority (and, if necessary, to allow access to vehicle registration data); and operating and maintaining the program. Envirotest's I/M contracts have an initial term that generally ranges from five to ten years, and may contain options permitting the governmental authority to extend the contract under similar terms and conditions for one or more extension periods of up to two year periods under one contract (which can be renewed). A governmental authority may negotiate renewals or extensions on terms different from those in the initial contract or expand the program to include additional counties or services.

    The table below describes certain contract terms, operating data, and fiscal 1996 revenue data for each of the Company's existing emissions programs.


                         Commencement  Commencement of     Stated       Current      Number of        Number of       Fiscal  1996
                          of Initial       Current      Expiration of   Extension     Facilities/   Paid Tests in        Contract
State/Jurisdiction        Contract        Contract      Current Term     Options        Lanes        Fiscal 1996         Revenues
------------------      ------------  ----------------  -------------   ----------    -----------   -------------      ------------
Colorado                   1/1/95         1/1/95           12/31/01        None          15/77         855,000          $19,878,000

Connecticut                1/1/83         1/1/95            6/30/02        None          25/87       1,212,290           16,472,000

Florida

  - Dade County            4/1/91         4/1/91            3/31/98      Two 1-year       7/31       1,279,000           10,524,000

  - Palm Beach County      4/1/91         4/1/91            3/31/98      Two 1-year       5/24         697,000            5,934,000

Illinois                   5/1/86         1/1/96            6/30/97         None        22/92       1,552,247           12,013,000

Minnesota                  7/1/91         7/1/91            6/30/98         None          9/38         961,625            7,407,000

Ohio                       1/1/91         1/1/96           12/31/05         None        31/124      1,166,287           18,625,000

Tennessee                  1/1/91         1/1/96           12/31/98         None        11/24         701,717            4,210,000

Wisconsin                  4/1/84         12/1/95          11/30/02         None        12/44         744,124            8,682,000

Washington                 1/2/82          6/1/93          12/31/99         None         20/84         776,852            6,157,000

British Columbia           9/1/92          9/1/92           8/31/99         None         12/42         646,752           10,147,000
                                                                                       -------      ----------         ------------
Totals                                                                                 169/667      10,592,894         $120,049,000


    In December of 1996, the Company was notified that it has been selected by the City of Anchorage, Alaska to operate its decentralized I/M program quality assurance and refuse services contract for 1997. This contract is valued at approximately $270,000.

    In November 1996, the Company was awarded a contract by the State of Connecticut to assume responsibility for performing safety inspections of all vehicles registered in the state for the first time and all vehicles 10 years old or older undergoing a change of ownership. Under Connecticut law, motorists are required to obtain a safety inspection of their vehicles upon a change of ownership. Safety inspections will be performed at 11 of the Company's stations in 15 specially equipped lanes. Approximately 160,000 vehicles are expected to receive safety inspections each year providing annual revenues of $2.1 million to the Company. The program will commence in early 1997.

    For the fiscal year ended September 30, 1996, approximately 96% of the Company's contract revenues were derived from its 11 emissions testing contracts with governmental authorities. The Company's five largest contracts generated approximately 62% of its total contract revenues during the period, with Colorado accounting for 16%, Ohio for 15%, Connecticut for 13%, Illinois for 10%, and Dade County, Florida for 8%. The termination or failure to renew any of the Company's significant emissions testing contracts could have a material adverse effect on the

Company's financial condition, business, or prospects.

    At September 30, 1996, the Company had a revenue backlog of approximately $660 million for its contracts which extend through 2006, compared to approximately $724 million at September 30, 1995. Approximately $140 million of the backlog is expected to be realized during fiscal 1997.

    The Company's revenue backlog per contract is calculated by multiplying
(i) the average annual test volume, (ii) the fee per vehicle tested, and
(iii) the remaining number of years in the contract term, excluding optional extension periods. No assurances can be given that the Company will be able to fully realize all of its revenue backlog.

    The Company believes that, as the incumbent operator in its existing programs, it generally has a competitive advantage when the programs are rebid, primarily because the Company has already incurred the costs of establishing the program network and has gained valuable experience in operating the program. Each of the Company's emission testing contracts that allowed for renewal or extension (and as to which the initial term expired) has been renewed or extended beyond its initial term. There can be no assurance, however, that existing options to extend contract terms will be exercised, or that the Company will be awarded a new contract when its existing I/M contracts are rebid.

    The Company's contracts generally set the fee the Company will receive for each vehicle tested, which is established at the time the contract is awarded. The Company's fee is based on a number of factors, including the type of test performed under the program, the vehicle population of a test area, the number of test lanes installed, and the cost of labor and real estate. The governmental authority sets the frequency at which vehicles must be tested, typically annually or biennially, and imposes penalties on motorists for noncompliance, usually denial or suspension of vehicle registration. A governmental entity may, during the term of a contract, request that the Company change the scope of work specified in the contract. These changes may include an expansion of the geographic area covered by the contract or program enhancements, and generally result in the negotiation of an additional fee to be paid to the Company.

    Under most of the Company's contracts, the governmental authority has the right, and in some cases may be obligated, to purchase the Company's program facilities upon termination of the contract, at a price generally determined by applying specified criteria set forth in the contract. This price is usually based on fair market value or book value of, or actual cost to the Company for, the program sites and facilities, and the Company believes that such prices would provide the Company adequate consideration for the value of the assets purchased. The Company's contracts also permit the governmental authority to terminate the contract for cause, generally after specified grace periods. Most of these contracts also expressly provide for termination if the legislation authorizing the I/M program is repealed or if sufficient funds for the program are not appropriated by the relevant governmental authority. More than half of the Company's contracts also allow the governmental authority to terminate the contract without cause, upon giving advance written notice of not less than 30 days. The Company believes that it is generally entitled, either under the express terms of the contract or under applicable law, to equitable or reasonable compensation for certain costs associated with the termination of the contract without cause.

    In addition, under most of the Company's I/M contracts, the Company is required to pay liquidated damages as a penalty for failure to meet specified start-up dates or performance requirements, in many cases after a specified grace period. Liquidated damages provisions are customary in emissions testing contracts. Liquidated damages provisions require payments of up to $10,000 a day for late system start-up, up to $5,000 per day for inaccurate reports submitted by the Company, up to ten percent of the fee due to the Company for the tests performed for submitting incomplete, incorrect, or illegible reports, or up to $10,000 per day for failing to allow access to the Company's program facility or emissions testing data. At least one contract requires the Company to pay the state liquidated damages in the amount of $1.0 million if the contract is terminated for cause. The Company is also required to post performance bonds once the contract is awarded. Those bonds, which range in amount from $100,000 to $1,500,000, protect the governmental authority for the cost of replacing the existing operator if the governmental authority terminates the contract for cause prior to expiration.

OTHER I/M PROGRAM CONTRACTS

    QUALITY ASSURANCE SERVICES. Envirotest has provided quality assurance services in the largest and most comprehensive decentralized test-and-repair system in the United States. Under the contract, the Company employed more than 15 inspectors to perform trimester audits at the more than 8,700 "smog" stations. During the audit, the inspectors ensured that the equipment was properly calibrated, the appropriate testing procedures followed, and the required paperwork completed. The Company also certified testing personnel and maintained a current list of the identity and station affiliation of licensed mechanics. The contract commenced in July 1990 and ended at the end of September 1996.

    REFEREE SERVICES. The Company has a contract with the Municipality of Anchorage to provide referee services. Under the referee program, the Company resolves disputes between motorists and private garages, which conduct emissions tests for the Municipality. This contract commenced in January 1992, and has been renewed through December 1997.

    REMOTE SENSING TECHNOLOGY. In July 1995, the Company's wholly-owned subsidiary, Remote Sensing Technology, Inc. ("RST") entered into a three year contract with the State of California to monitor vehicle emissions. RST uses high speed, high resolution video camera technology and automatic license plate recognition software to record emissions levels and vehicle identification information on a color video image of passing vehicles without the need to stop the vehicles. This technology is designed to measure, from a road-side location, vehicle emissions from as many as 1,000 vehicles per
hour, and will supplement regular test lane programs.   There
has been increasing interest in this technology, and in the past year RST has signed contracts to perform pilot programs in New York, Texas and Virginia.

CONTRACT AWARD PROCESS

    PRE-BID MARKETING. The Company considers its participation in the legislative and regulatory authorization process for emission testing programs to be an important initial step in marketing its services. To coordinate this effort, the Company's marketing staff divides the United States into the Northeast, Midwest, Southeast and Western regions. Each regional manager reports to Envirotest's Vice President of Marketing and is responsible for monitoring the authorization process in each of the states and municipalities within a particular region. With the help of legislative consultants, the Company's marketing staff educates states and municipalities on the environmental and operational benefits associated with contractor-operated centralized programs, and attempts to build support for adoption of such a program among environmental and health organizations as well as other interested parties that might benefit from implementation of the most effective I/M program. Once legislation authorizing a centralized contractor-operated program is enacted, interested parties (including the Company and its competitors) are often asked to assist the appropriate governmental authority in drafting the technical aspects of a bid request. This effort often includes reviewing bid criteria and recommending specified test programs. Once drafted, the bid request is typically revised several times as a result of input provided by potential bidders and other interested members of the public. Generally, the bid request establishes several convenience factors such as the maximum average waiting time and driving distance to a testing station, and specifies the technical requirements of the program.

    BID REQUESTS. Typically, bid requests are solicited through either a "request for proposals" ("RFP") or an "invitation to bid" ("ITB"). In the more commonly used RFP process, bids are evaluated on the following criteria:
(i) the operating experience, reputation, and financial capability of the bidder; (ii) the bidder's ability to install and operate a technically sophisticated testing system in terms of both hardware and software;
(iii) the bidder's ability to integrate testing results with vehicle registration information in state computer data systems; (iv) the bidder's ability to provide additional services (such as safety inspections, enhanced I/M diagnostic tests, and mobile testing); (v) the bidder's ability to meet specified performance requirements; and (vi) price. Because several factors are considered in the RFP process, the contract is not necessarily awarded to the lowest qualified bidder. In the ITB process, the governmental authority generally conducts a limited review of a bid to determine if it meets a minimally acceptable technical standard, and generally awards the contract to the lowest qualified bidder. To date, the Company knows of only four states that have conducted bids through an ITB process, two of which awarded a contract to the Company and a third was acquired by the Company. Although no assurance can be given, the Company believes that the complexity of the services required for enhanced programs under the Regulations generally will discourage the use of ITBs in enhanced areas in the future.

    BID PREPARATION PROCESS. The Company has developed a sophisticated network optimization model that it uses to design the most efficient program network for any given region and set of program parameters, which are detailed in the bid request. These program parameters include: (i) the expected number of vehicles to be tested annually; (ii) the amount of time required to conduct an emissions test; (iii) the convenience factors to be met, such as average waiting time and maximum driving distance to a testing location; and (iv) the vehicle density of various geographical areas in the program region. The Company's optimization model assists the Company in designing a network that provides the greatest convenience and highest vehicle throughput with the fewest number of testing locations.

    As a part of the process of preparing a bid, the Company identifies particular real estate parcels in a region that meet the criteria contained in the network optimization model. The Company may secure options prior to submitting its bid on certain parcels of real estate that it considers to be important to the construction of an efficient program. The Company has also developed a sophisticated costing model, which assists the Company in predicting the engineering, development, construction, and operating costs of a proposed program. In utilizing the costing model, the Company takes into account the real estate, construction, labor, equipment, and other costs which may be particular to a specific geographic region or program.

    CONTRACTOR SELECTION. After bid proposals have been received, the governmental authority will often invite several candidates to make oral presentations discussing their proposals. The governmental authority then selects one contractor (the "selected contractor"), and begins negotiating a contract with respect to the program, usually after a public announcement of the selection. The principal contract terms are contained in or derived from the RFP and the proposal submitted by the bidder. The Company has entered into all such contracts on terms substantially similar to those contained in its bid, including a test fee no lower than that contained in the bid. There can be no assurance, however, that the Company will enter into a contract after becoming the selected contractor with respect to any program.

    PROGRAM IMPLEMENTATION. Once the Company and the governmental authority enter into a contract, the Company begins the process of purchasing or leasing real estate, constructing the program facilities, and developing and installing the necessary hardware and software. This process generally takes six months to two years to complete, depending on the size of the network. Approximately six months prior to the anticipated commencement of testing, the Company begins a media campaign to educate the public about the new program. At the same time, the Company will also begin to hire and train its workers. Each program is implemented by a start-up team consisting of a program manager, who is responsible for communicating with the governmental authority and for managing the Company's operations under the contract, station managers, who are responsible for the individual operation of each station, and other support staff. Once implemented, the operation of the program is also monitored by the Company's senior management on an ongoing basis.

    During the contract term, the Company discusses with the governmental authority the exercise of extension options, if any, or the renewal of the contract. Depending upon the program's enabling legislation, the governmental authority may either extend the contract or commence a new competitive bidding process.

SOFTWARE AND RELATED TESTING EQUIPMENT

    The Company has developed sophisticated computer software and hardware that is essential to the efficient operation of its I/M program facilities. Central mainframe computers and various peripheral devices located at the Company's program headquarters monitor each of the Company's inspection lanes and process and permanently store complete vehicle test histories.

    SOFTWARE. The Company believes that its ability to develop program-specific software for the essential operations of a program are important to the efficient operation of its testing facilities. The Company has devoted significant efforts to its development of software systems, which enable it to conduct highly automated tests and to achieve high throughput rates. The Company's software has allowed it to automate most of the important functions of the testing process, including setting the appropriate emissions standards against which vehicles are tested (these standards vary by manufacturer, model, and year). The Company's lane operators are prompted with step-by-step instructions for performing the tests and processing the results. The Company's expertise in this area is utilized to develop new software systems for its enhanced programs.

    The Company has also developed a system that provides the inspector with a computer-generated image of the particular vehicle's engine. This image highlights those areas where pollution control devices are installed in order to facilitate the inspection of these devices. The system is highly automated in order to minimize operator input error and can be easily upgraded to include new operational test standards and procedures.

    TESTING EQUIPMENT. Envirotest's computer-managed inspection systems control the automated inspection of a motor vehicle, based upon identifying characteristics such as make, model, year, and engine size. The inspection process is usually divided into multiple test positions that are designed for specialized functions and are serviced by computers, specialized test equipment, and associated applications software. The Company also utilizes a variety of data entry devices such as optical-code and bar-code readers, and various test equipment such as dynamometers and emissions measurement systems. The Company chooses from a number of equipment suppliers to meet the requirements of a specific system design, depending on applicable specifications and pricing.

    Specialized hardware, software and engineering are combined to provide a highly automated inspection system with a design and operational emphasis on test data integrity and high-throughput operation. The Company acts as a systems integrator and does not manufacture any hardware. However, specialized hardware is designed and engineered as needed.

ADDITIONAL GROWTH OPPORTUNITIES

    The Company offers a variety of program enhancements, including on-road testing, safety inspection, and vehicle registration services, although presently there is only a limited market for these services. These program enhancements offer governmental authorities and motorists the convenience of multiple vehicle certification services at a single location. Once its network of emissions testing facilities are in place, the Company is able to offer these additional services for an additional fee without incurring significant incremental capital expenditures. The Company anticipates that the privatization of services traditionally provided by governmental authorities will increase the market for these services.

    ANCILLARY SERVICES. Recent efforts to allow states greater flexibility in designing their programs has resulted in an increased interest in I/M program ancillary services and on-road testing as states examine various ways to add features to their programs and achieve more pollution credits. One state has recently selected a contractor to design, build and operate a data handling system that would connect the participants in its decentralized program to a central data system; perform a quality assurance and control program on its decentralized operators; perform field audits of the participating stations; establish and conduct a public information program; perform inspector training and station and inspector licensing; issue waivers, exemptions and extensions to motorists; and manage the program. All of these services are performed by the Company either in its centralized testing or in quality assurance programs previously operated by the Company. The Company believes there will be a desire on the part of other states to consider these types of services and features as part of their I/M program.

    ON-ROAD EMISSIONS TESTING: REMOTE SENSING DEVICES. The Regulations require that programs in enhanced areas conduct on-road emissions tests, using either remote sensing devices or roadside pullovers, to evaluate the emissions of at least 0.5% of the vehicle fleet required to be tested or 20,000 vehicles, whichever is less. On-road emissions testing randomly tests vehicles for compliance with emissions requirements, principally to deter motorists from tampering with emissions control devices after passing the mandatory test. The use of the remote sensing device is substantially less expensive and less disruptive to the consumer than roadside pullovers. The statutory timetable for implementation of on-road testing is the same as that for implementation of enhanced I/M programs.

    In 1991, Envirotest entered into a Development and Exclusive License Agreement (the "License Agreement") with the University of Denver and two University of Denver research scientists pursuant to which the Company acquired the exclusive right to manufacture and market a remote sensing device system ("RSD") used to monitor the carbon monoxide, carbon dioxide, and hydrocarbons emitted from a moving vehicle. The RSD is designed to measure from a roadside location vehicle emissions from as many as 1,000 vehicles per hour, and photographs the subject vehicle to record its license plate number. RSD technology is intended to supplement, and not replace, regular test lane programs, since it is only capable of identifying gross tailpipe emitters.

The Company is aware of at least one competitor that currently has in development a product similar to RSD.

    The Company is currently expanding its initial marketing of its RSD technology, and signed contracts during fiscal 1996 to perform pilot study programs in New York, Texas and Virginia. The system has been tested successfully by a number of independent research scientists who have concluded that it accurately and reliably detects emissions violations. In addition, the Company is developing several testing enhancements that could contribute to the commercial utility of the RSD system, some of which are subject to pending patent applications. Also, the Company has conducted a review of the fundamental technology of the RSD system and filed for patent applications or protections that it believes will enhance its competitive position.

     In 1996, EPA issued draft guidance that provides for the possibility of receiving substantial additional emission reduction credits for those states that choose to implement significant remote sensing programs covering large percentages of eligible vehicles. EPA is currently in the process of working with interested states to help them translate this draft guidance into specific RSD programs. The Company believes that the results of this effort, as well as any additional credits that the EPA may assign to utilization of this technology, will be the principal factors in determining the market for remote sensing. The Company cannot predict the extent to which the EPA will assign credits to remote sensing technology or the ultimate size of the market for this technology.

    The Company also believes that the EPA's policy of allowing states greater flexibility in designing their I/M programs will result in increased interest in the use of remote sensing technology.

    DECENTRALIZED SERVICE PROVIDER. Recent changes to I/M program legislation have resulted in increased interest in hybrid programs by the states. Some of the concepts discussed by certain states would require that vehicles with certain model years be directed to test-only stations, and that those with different model years be allowed to go to decentralized test and repair facilities which would be required to purchase new equipment and submit to increased oversight on the part of the state. The Company has considered entering the decentralized provider market. This could take any one of several different forms, including forming a relationship with a third party having a significant real estate presence in one or more jurisdictions and operations that attract a significant number of vehicles. Because of its experience in the vehicle testing business and its technological expertise, the Company believes that it will have meaningful opportunities in the decentralized market if it chooses to explore them.

    SAFETY INSPECTION SERVICES. The Company believes it is a leader in safety inspection technology, and currently offers fully-automated safety inspection services at its testing facilities in Connecticut, and Florida. The Company has recently signed a contract with the State of Connecticut significantly expanding its safety inspection services in the State to an estimated

160,000 vehicles annually. In addition, the Company has designed and currently maintains a state-of-the-art turnkey facility for inspection of New York City taxicabs and limousines. The Company also inspects the taxicab fleet in the City of Miami on behalf of Dade County. The Company believes that its existing centralized testing infrastructure, as well as its expertise in safety inspection testing equipment and procedures put it in a favorable competitive position if centralized safety inspections are mandated in the future in states in which it conducts centralized testing. The National Highway Transportation Safety Administration has stated that it favors the adoption of periodic safety inspections programs. The recent award by Connecticut of a safety inspection contract to the Company demonstrates growing interest on the part of states to be able to provide their residents with the convenience of safety and emission testing services in one location.

    VEHICLE REGISTRATION SERVICES. The Company has the capability to offer the convenience of vehicle registration during an emissions testing visit through the use of its internally-developed software packages to access motor vehicle records. Wisconsin and certain other states required bidders for their I/M programs to include a proposal for conducting vehicle registration services in the emission inspection lanes. Of these states, Wisconsin has asked the Company to provide registration services at 12 facilities commencing in the first quarter of calendar 1997. Although no assurances can be given as to whether other states will include vehicle registration services in their programs, the Company anticipates that there will be increasing state interest in the performance of registration services in the test lanes.

    OPPORTUNITIES IN FOREIGN JURISDICTIONS. Although the Company's current focus is on expansion in domestic markets, management believes that there may be future opportunities for its services in foreign jurisdictions. The
Company currently operates Canada's only centralized I/M program through its Canadian subsidiary, Ebco-Hamilton Partners. This program, which operates in Vancouver, British Columbia, represented the most technologically advanced emissions testing program in North America prior to the commencement of I/M 240 testing in the United States. The Company is also seeing an emerging market for safety and BAR90 emission testing services in South and Central America and Asia-Pacific, and is currently evaluating bid opportunities with local joint venture partners in several of these areas. In addition, the Company designed and sold to the Republic of Taiwan a turnkey test system that is operated by the government to test passenger car and truck emissions. In November 1994, the Company entered into a contract with Mexico City, Mexico for the construction of an I/M 240 test lane. In December 1993, Envirotest entered into a contract with the Government of India to provide four turnkey heavy duty vehicle emissions and safety lanes in four different cities in the country. The Company continues to actively monitor developments in mobile source pollution regulation in foreign jurisdictions, although only a few countries other than the United States have implemented centralized vehicle emissions testing. There can be no assurance that foreign jurisdictions will institute contractor-operated centralized I/M programs, or that the Company will be awarded I/M contracts by any that may institute such programs.

INTELLECTUAL PROPERTY

    Envirotest has a number of patents, trademarks, and copyrights relating to the computer hardware and software programs developed for use in its test lanes. In addition, as mentioned above, the Company has entered into a License Agreement under which it has the right to manufacture and market RSD, and, in connection with the acquisition of SC's Washington program, purchased the right to all intellectual property of SC. Although the Company believes that its intellectual property rights are important to the marketing of its services, it does not believe that they are material to its business.

PERSONNEL

    As of November 30, 1996, the Company had 3,124 employees, of which 1,079 are full-time and 2,045 are part-time employees. None of the Company's domestic employees is represented by a labor union. Of the 290 employees employed (through EHP) in the British Columbia program, 270 are represented by a labor union under the terms of a collective bargaining agreement that expires on August 31, 1999 (the termination date of the Company's contract in British Columbia). The Company believes that its employee relations are satisfactory.

COMPETITION

    The market for contractor-operated I/M programs is highly competitive. Generally, governmental entities consider a number of criteria in selecting a contractor, including: the operating experience, reputation, and financial capability of the bidder; the bidder's ability to install and operate a technically sophisticated testing system in terms of both hardware and software; the bidder's ability to integrate testing results with vehicle registration information in state computer data systems; the bidder's ability to provide supplemental services; the bidder's ability to meet specified performance requirements; and price. The Company typically competes against numerous bidders for new or renewal contracts. In addition, the Company also potentially competes against decentralized program operators when a governmental authority considers what type of I/M network to adopt.

     The Company's principal domestic competitors include Gordon-Darby, Inc. ("Gordon-Darby") and MARTA. Gordon-Darby operates four programs, testing approximately 3.9 million vehicles per year. MARTA has contracts to operate three programs, testing approximately 3.0 million vehicles annually, and is wholly owned by The Allen Group. The Company is engaged in negotiations with MARTA to acquire its operating programs. The Company also competes with several other domestic and foreign companies who choose to bid from time to time on select programs. Also, the Company may compete with test providers in decentralized markets depending upon the format of any particular program.

GOVERNMENT REGULATION

    The market for the Company's services is substantially dependent upon state and federal legislation and regulations mandating air pollution controls and vehicle emissions testing. The availability of new emissions testing contracts depends largely on the manner by which governmental authorities choose to implement emissions testing programs to comply with the Clean Air Act and the regulations thereunder. Specifically, governmental authorities may, with certain limitations, implement decentralized or state-run programs, as opposed to centralized contractor-operated programs. State legislatures and environmental protection and transportation agencies, the Congress, and the EPA may adopt new, or modify existing laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, adversely affect the emissions testing industry.

    The motor vehicle I/M industry in the United States developed as a result of the Clean Air Act of 1970, as amended, and EPA regulations promulgated thereunder. The Clean Air Act has been the driving force behind the Nation's effort to reduce ambient mobile and stationary source pollution.

    THE CLEAN AIR ACT OF 1970. The Clean Air Act required EPA to establish national ambient air quality standards ("NAAQS") for certain pollutants (including ground level ozone pollution or "smog") to protect the public health. Each state was required to develop and adopt a "State Implementation Plan" or "SIP," to assure that all applicable NAAQS were achieved by the statutory deadlines, and maintained thereafter. Under the Act, stationary source polluters were required to incorporate antipollution technologies and automobile manufacturers were required to equip motor vehicles with new emissions control devices, in order to reduce the discharge of ambient pollutants. Although not required by the Clean Air Act, a few states adopted I/M programs in the early to mid- 1970s in order to ensure that vehicle emission control devices continued properly to operate, in order to meet applicable emissions standards. In 1974, Arizona became the first state to adopt a contractor operated centralized program when it awarded its contract to Hamilton Test Systems.

    THE CLEAN AIR ACT AMENDMENTS OF 1977. The Clean Air Act was amended in 1977, after it had become clear that the NAAQS would not be achieved by the statutory deadlines in all areas. These amendments required, for the first time, the implementation of basic I/M programs in metropolitan areas that could not demonstrate compliance with the applicable NAAQS by 1982. The 1977 Amendments required the implementation of I/M programs by the District of Columbia and most of the 34 states that currently have such programs. States were permitted to select the program network type, which historically have been either centralized or decentralized, and to select the test procedures to be utilized in the program from among three models approved by the EPA.

    THE CLEAN AIR ACT AMENDMENTS OF 1990 AND REGULATIONS ADOPTED THEREUNDER. By the late 1980's it again had become clear that the Clean Air Act's deadlines for achieving NAAQS would not be met, and the Act was again amended in 1990. These amendments emphasized the need for effective I/M programs. The 1990 amendments required the EPA to review, revise, and republish its guidance on I/M programs. This resulted in a thorough review by the EPA of I/M testing programs and procedures and their effectiveness in ensuring the proper, continuous operation of vehicle emission control equipment, thus reducing vehicle emissions. EPA promulgated final regulations governing I/M programs on November 5, 1992 (the "Regulations").

    The 1990 Amendments required, among other things, that the most seriously polluted metropolitan areas in the United States achieve a 24% reduction in total vehicle emissions by November 15, 1999. Many areas also were required to adopt "enhanced" I/M programs.

    Under the statute and EPA's Regulations, I/M programs are required in 179 geographic areas, 39 of which did not have any I/M program as of July 1995 (the last date for which EPA date is available). The 1990 Amendments create a rating scale to indicate the degree of an area's failure to attain the applicable NAAQS. For ozone, the classifications are "extreme," "severe," "serious," "moderate," and "marginal." Under the current ozone NAAQS, 95 non-attainment areas are required to implement programs that meet the "basic" performance standard established by the Regulations. Programs that meet the "enhanced" performance standard established by the Regulations will be required in the 84 areas that: (i) have serious, severe or extreme ozone non-attainment and urbanized area populations of 200,000 or more; (ii) have moderate or serious carbon monoxide non-attainment with a design value exceeding 12.7 parts per million and urbanized area populations of 200,000 or more; and (iii) have a population of 100,000 or more in the Northeast Ozone Transport Region (an area covering most of the northeastern United States from Virginia to Maine).

    In September 1995, the EPA adopted an amendment to the Regulations that created a new "low enhanced" performance standard. The low enhanced standard is intended to provide greater flexibility for those metropolitan areas that do not need all the emissions reduction credits from a full enhanced I/M program to meet the "reasonable further progress" and attainment requirements. Emission reduction "credits" are used by the EPA to measure the ability of a particular pollution control mechanism, such as I/M vehicle testing or stationary-source technologies, to enable a state to meet the overall air pollution reductions mandated by the 1990 Amendments. The EPA, however, has maintained that significantly more credits will be awarded to enhanced programs than to basic programs. To the extent that a state is able to earn additional credits through a stricter I/M program, it will be required to earn fewer credits through emissions reductions in other sources, primarily stationary sources such as factories, thereby potentially permitting industrial growth that might otherwise have been limited by the Clean Air Act.

     The low enhanced performance standard primarily differs from the high enhanced standard in that it allows for idle testing of all covered vehicles. Under the high enhanced standard, idle testing is allowable only for pre-1981 vehicles. Vehicle model years beginning with 1986 must meet the I/M 240 test (described under "Test Procedures") or an equivalent enhanced test. (Vehicles in model years 1981-1985 must meet two-speed testing under a high enhanced system). Significantly, the low enhanced performance standard is based upon a centralized testing network type, as is the high enhanced standard, although a decentralized, test-and-repair system, with certain additional features can qualify under the standard. EPA made clear in its September 18, 1995, final rule that the low enhanced standard was designed only for those areas "which either do not have a major mobile source component to their air pollution problem or which do not require I/M programs which achieve substantial reductions in automotive emissions to achieve air quality goals."

    NETWORK TYPE. The EPA's performance standards in the Regulations for basic, low enhanced and enhanced programs were modeled on a centralized test-only network conducting annual inspections. However, the Regulations allow governmental entities a limited degree of latitude in designing alternative programs. Both centralized and decentralized "test-only" programs are presumed to achieve the applicable performance standards. A program is defined by the Regulations to be "test-only" if it consists of stations that only perform official I/M testing (which may include safety-related inspections) and in which owners and employees of these stations, or companies owning these stations, are contractually or legally barred from engaging in motor vehicle repairs or service, motor vehicle parts sales, and motor vehicle sale and leasing, either directly or indirectly, and are barred from referring vehicle owners to particular providers of motor vehicle repair services. A decentralized test and repair program is permissible in basic areas. In enhanced areas, however, it is acceptable only if the governmental authority can demonstrate to the EPA that the program, with required improvements and all other emission reduction programs, is sufficient to achieve the total amount of emission reductions that is required to meet the "reasonable further progress and attainment" requirements of the Clean Air Act. In the preamble to the Regulations, the EPA stated that it could not accept any of the currently operating decentralized test-and-repair programs as equally effective as centralized due to their inherent flaws. (The Regulations also permit the use of a combination of decentralized test-only and decentralized test-and-repair stations, subject to the limitations described above applicable to decentralized test-and-repair stations.)

    In that regard, the Regulations provide that, if a decentralized test-and-repair program is implemented in either a basic or enhanced area, the pollution credits awarded to the program will be assumed to be 50% less for some test procedures, and 75% less for other test procedures, than for the same tests conducted through centralized or decentralized test-only programs. This reflects EPA's careful assessment of the inherent problems associated with test-and-repair networks. However, these discounts for test-and-repair programs were only rebuttable presumptions and could be reduced if a state can demonstrate to the satisfaction of the EPA that its test-and-repair system will exceed the 50% or 75% levels, as applicable, based upon past performance with the specific test-type and inspection standards employed.

    In any case, EPA's more recent practice has been to depart from the automatic imposition of these presumptive discounts and, instead consider carefully all the relevant facts and circumstances in determining how a given test and repair network is to be scored for air quality credit purposes.

    In this respect, EPA's practice was subsequently codified in the National Highway System Designation Act of 1995 (NHSDA). The NHSDA made two important changes to EPA's authority regarding the establishment of I/M programs. In particular, it provided that EPA may no longer require states to adopt a test only, I/M 240 enhanced inspection and maintenance program as a means of compliance with the Clean Air Act (although EPA is free to approve such programs if a state chooses to adopt one). In addition, the NHSDA provided that EPA may not automatically discount the air emission reduction credit states receive if they adopt a decentralized, test-and-repair system.

    However, the NHSDA affirmed that the burden of proof remains with the states, and gave states only 120 days after enactment of the statute (in November, 1995) to submit revisions to the I/M programs in their SIPs. As part of these submissions, a state must make a good faith estimate of the actual emissions reductions associated with the proposed I/M system. EPA must approve proposed programs on an interim basis, granting the full emission reductions credit claimed by a state, so long as such claims reflect a "good faith" estimate of the reductions associated with the proposed program. EPA must grant final approval to the program if, after the statutorily required 18-month interim approval period, the "data collected on the operation of the state program demonstrates that the credits are appropriate and the revision is otherwise in compliance with the Clean Air Act." According to EPA, ten states and the District of Columbia submitted proposals under the NHSDA to revise their I/M program requirements. These ten states were: Alaska, California, Georgia, Massachusetts, New Jersey, New York, Pennsylvania, Texas, Utah, and Virginia.

    EPA issued for public comment proposed conditional interim rules in October 1996, after receiving recommendations on a methodology for reviewing the SIPS. This methodology includes both a quantitative and qualitative evaluation of the effectiveness of the programs over both the short term and long term operation of the programs.

    TESTING PROCEDURES: NEW EMISSIONS TESTS IN ENHANCED AREAS. Today, three principal types of EPA-approved tests are generally performed: idle, two-speed idle, and loaded/idle. EPA and state audits have indicated that the simple idle and the two-speed idle tests used in most I/M programs have serious shortcomings. These styles of tests worked well for pre-1981, non-computerized vehicles containing carburetors because typical emission control problems involved "rich" airfield mixtures that affected idle as well as cruising emissions. However, today's high tech vehicles are more effectively tested with procedures that include cycles of acceleration, deceleration, and cruising under loaded conditions.

    The EPA's performance standard for high enhanced programs requires the implementation of a new, more sophisticated emissions test, called the "I/M 240" transient test (or an equivalent enhanced test approved by EPA), which is a shorter version of the test procedure used by the federal government to certify new vehicle compliance with emissions control equipment design standards. The I/M 240 test, so named because it is estimated to take 240 seconds to perform the test, is conducted on a dynamometer, a treadmill-type device that simulates actual driving conditions, including periods of acceleration and deceleration. The I/M 240 test measures tailpipe emissions more accurately than existing tests. The test is required to be performed on all 1986 and later model year vehicles for programs with annual testing, and on all 1984 and later model year vehicles for programs with biennial testing. The two-speed idle test is permitted to be utilized for 1981 to 1985 model year vehicles, and the idle test is permitted to be utilized for 1968 to 1981 model year vehicles. Testing must be performed on all 1968 and newer model year light duty vehicles and light duty trucks rated up to 8,500 pounds gross vehicle weight.

    The Regulations also require enhanced programs to use a pressure check to identify evaporative emissions leaks in the fuel system and a "purge" check to ensure that fuel vapors stored in the vehicle evaporative canister are routed to the engine and burned as fuel. Historically, I/M programs have been designed to reduce only emissions of volatile organic compounds and carbon monoxide. The high-tech test procedures required by the EPA, which are also designed to reduce the levels of nitrogen oxide released into the air, reflect the EPA's stated belief that reducing these pollutants is increasingly important to air quality.

    To date, most emission testing has been conducted annually. The EPA has stated, however, that if high-tech tests are used and certain other conditions are met, it will permit, and is now encouraging states to adopt, biennial testing in order to reduce the cost to the motorist.

    The EPA has stated that it plans to continue to assess alternatives to the I/M 240 test, some of which may be less costly, such as the Acceleration Simulation Mode ("ASM") test cycle which is a compromise between previous steady state load mode testing procedures and the I/M 240. It attempts to simulate acceleration conditions by applying a higher load to the drive wheels of a vehicle which is intended to simulate the load or strain a vehicle would experience while accelerating. However, the test is performed under constant speed conditions of 15 or 25 miles per hour. It is, therefore, a less accurate test procedure, but the equipment required to perform it is far less expensive than the I/M 240 test; but is more expensive than that currently used in decentralized facilities. In a centralized high volume testing program, where one equipment set may test 20,000 or more vehicles per year, the cost of the I/M 240 versus the ASM test equipment may amount to less than $1.00 per test. In decentralized test-only or test-and-repair programs, the cost differential between the two equipment sets can be substantial because of the low volume of vehicles tested at these facilities (typically 1,000 per year).

    TESTING PROCEDURES: IN BASIC AREAS. Although the EPA has stated that states classified by the EPA as basic I/M areas should consider utilizing the high-tech tests, the performance standard for basic and low enhanced programs allows states to use the idle test. Testing must be performed on all 1968 and later model year light duty vehicles. States implementing a basic or low enhanced program are not required to utilize a purge or pressure test, but they will be required to demonstrate that their programs do not result in an increase in nitrogen oxide.

    IMPLEMENTATION DEADLINES. Basic I/M programs were required to have been implemented as quickly as possible, with full implementation of decentralized programs by January 1, 1994 and centralized programs were required to have been implemented by July 1, 1994. The Regulations mandated that all requirements related to enhanced I/M programs be implemented by January 1, 1995 subject to certain exceptions allowing for the phase-in of I/M 240 testing. States required to adopt enhanced program were also required to begin high-tech testing by January 1, 1995, at which time their programs had to cover at least 30% of the vehicle model years subject to high-tech testing. All affected vehicles were required to be tested using high-tech testing by January 1, 1996. Because existing I/M contracts (including all of the Company's contracts) typically cover only a specified scope of work, which is almost always patterned on the state emissions testing law in place at the time the contract was signed, existing I/M contracts that extend beyond these deadlines for implementing stricter testing standards will have to be renegotiated to provide for the necessary expansion of equipment and services to meet the new testing standards.

    States failing to submit I/M SIPs, or failing to implement I/M programs by the prescribed deadlines, are subject to sanction under the Clean Air Act. Eighteen months after missing a deadline, EPA can impose a construction ban or withhold federal highway funding from a state. Delay in implementing I/M programs could also affect states under the federal transportation conformity rule. The Clean Air Act forbids the federal government from engaging in, supporting, or providing financial assistance to any activity that does not conform to an approved SIP. Under the transportation conformity rule, federally funded highway or transit projects must be consistent with state air pollution control plans before they can receive federal funding. To date, the EPA has not exercised its ability to sanction states failing to implement I/M programs by the prescribed deadlines. The EPA's stated policy has been to offer the states additional flexibility in designing their programs to meet their individual needs, while at the same time encouraging states to develop effective I/M programs.

    EPA'S PROPOSED DECISION TO ADOPT MORE STRINGENT NAAQS. As explained above, the Clean Air Act's regulatory structure is largely built upon and driven by the need to achieve and maintain the NAAQS established by EPA for various pollutants. On November 27, 1996, EPA Administrator Browner signed notices of a proposed decision that would make the NAAQS for ground level ozone and particulate matter (PM) significantly more stringent. In particular, EPA has proposed the following: (1) adding an annual fine particulate matter standard (PM(2.5) standard) of 15 g/m(3) and a daily PM(2.5) standard of 50 g/m(3) to the already existing PM(10) standards; (2) changing the existing ozone ambient standard from a .12ppm, one-hour standard to a .08 ppm, eight-hour standard based on a three-year average of the annual third-highest daily eight-hour concentrations; and (3) establishing an interim policy that would, for the most part, preserve existing standards during the period following promulgation of the revised standards until those standards are implemented.

    If adopted, these proposed standards would put many additional areas of the country into nonattainment with the Clean Air Act, and make it more difficult for areas already classified as nonattainment to meet the NAAQS on time. At this time estimates vary, but it appears that dozens of areas classified as attainment or maintenance will be reclassified as nonattainment if the new standards are adopted. Depending upon the seriousness of their nonattainment, such areas would likely be required to adopt new measures to reduce air emissions, such as inspection and maintenance programs.

     EPA is under a court order to publish final regulations for PM by June 28, 1997, and EPA has explained that it will issue final regulations for ozone and PM simultaneously. A public hearing likely will be held in early January and the anticipated deadline for filing comments is February 18, 1997. Considerable public involvement is expected during the rulemaking process. Efforts to enlist Congress in preventing the issuance of these regulations also can be expected. There probably will be congressional opposition to these proposals, but it is difficult to predict at this time the breath or depth of this opposition. The Company is unable to predict whether the regulations revising the NAAQS will be adopted in their current form or whether any NAAQS regulations will be adopted.

     While it is difficult to predict the definitive outcome of any regulatory process, given the scope of the already existing attainment-related control programs imposed on existing mobile and stationary sources, as well as fuel-related regulations, it can reasonably be expected that the new standards will prompt at least some additional areas to seriously consider I/M programs, and areas that already have I/M programs to consider tightening their testing regimes.

    OZONE TRANSPORT ASSESSMENT GROUP. The Clean Air Act required certain states to submit a plan for the attainment of the ozone NAAQS by November 15, 1994. Many states failed to meet this deadline. As a consequence, EPA established an alternative planning process allowing the states until mid-1997 to submit a final attainment plan, based on the results of a two year assessment to be conducted by the affected states (generally those located east of the Rocky Mountains) through the Ozone Transport Assessment Group (OTAG). OTAG was to make recommendations to EPA by the close of 1996 regarding the levels of regional emission reductions needed to eliminate ozone transport as an obstacle to attainment. It now appears that OTAG will not meet this deadline, although it expects to make these recommendations early in 1997.

    EPA has determined to begin the process to require the affected states to take action to obtain the necessary emission reductions. EPA plans to begin this process in December 1996, and plans to issue a notice of proposed rulemaking proposing an overall amount of NOx and VOC emission reductions that each state must achieve. A final "SIP call" notice (indicating how the SIPs of the affected states will be revised to secure the additional needed emission reductions) is expected to be issued in summer, 1997.

    RECENT CONGRESSIONAL ACTIVITY. Early in the last Congress, which convened in January, 1995, more than two dozen bills were introduced in both the House of Representatives and in the Senate that would have revised the Clean Air Act, and many of these would have been more unfavorable than current law with respect to the I/M program. These attempts failed, however, and the Clean Air Act was not reopened in the 104th Congress. It is impossible to predict at this time whether the 105th Congress will attempt to revise the Clean Air Act.

    The Company is subject to federal, state, local and foreign laws, regulations and ordinances governing activities or operations that may have adverse environmental effects. The Company also is generally subject to environmental laws that impose liability for environmental contamination that is or comes to be located on properties that are or have been owned or operated by the Company. From time to time, the Company's operations have resulted or may result in certain noncompliance with applicable requirements. The Company believes that it currently conducts its operations in substantial compliance with all such laws.

    Certain sections of this Form 10-K, including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", contain various forward looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. The forward looking statements include, without limitation, statements regarding the commencement of operations for a particular test site or of a particular program, the number of annual tests, the types of I/M testing programs to be adopted by states, regulatory and market changes, the growth in markets in which the Company operates, the areas of potential growth that the Company has identified, the value of contracts, renewals of contracts, expected realizations of backlog, the success of RSD technology and its utilization in the future, the Company's success in foreign jurisdictions, and the Company's success as a decentralized service provider. The Company in the preparation of its financial statements, also makes various estimates and assumptions that are forward looking statements. See Note 2 to the "Notes to Consolidated Financial Statements."

EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth information concerning the executive officers of the Company as of November 15, 1996:*

                                      Current Position and
     Name                Age             Business Experience
     ----                ---           ----------------------

Chester C. Davenport...  56       Chairman of the Board of Directors since
                                  September 1990; Managing Director of
                                  Georgetown Partners Limited Partnership, a merchant banking firm ("Georgetown
                                  Partners"), since September 1988; Senior partner in Washington, D.C. law firm of Davenport and Seay from 1979 to 1987 and from 1973 to 1976; Managing General partner of First City Properties, an investment partnership, from 1979 to 1985;
                                  Assistant Secretary of Transportation for
                                  Policy and International Affairs from 1977 to 1979.

F. Robert Miller......   54       President, Chief Executive Officer and
                                  director since 1996; President, Chief
                                  Executive Officer and director of Systems
                                  Control, Inc. and its predecessors from 1987 to 1995.

Raj Modi..............   44       Vice President, Chief Financial Officer,
                                  Treasurer and Assistant Secretary since
                                  January 1993; Controller from July 1992 to
                                  January 1993; Controller of ETI from
                                  December 1986 to July 1992.

C. Michael Alston.....   38       Vice President, General Counsel and
                                  Secretary since September 1992; Executive
                                  Vice President and General Counsel of
                                  Horne Engineering Services, Inc., an
                                  environmental engineering firm, from March to September 1992; Attorney at Fulbright &
                                  Jaworski, specializing in corporate and
                                  securities law, from October 1985 to March
                                  1992.

Lawrence H. Taylor.....  52       Vice President of Marketing since January
                                  1994; divisional Vice President of
                                  Marketing and Sales of the Company from
                                  April 1992 to January 1994 and of ETI from
                                  1989 to April 1992.

Laura E. Baker.......   42        Vice President of Corporate Communications
                                  since January 1996; Vice President of
                                  Corporate Communications of SC from
                                  September 1994 to January 1996; Director of Corporate Communications from April
                                  1992 to September 1994; Manager of
                                  Marketing Services of SC from 1985 to
                                  April 1992.

Mark D. Frost.........   38       Vice President of Engineering since
                                  January 1996; Vice President of
                                  Engineering of SC from
                                  September 1994 to January 1996; Director of
                                  Engineering of SC from 1985 to September
                                  1994.


Perry J. Ludy.........   46       Vice President of Operations since
                                  February 1996; Vice President of SC from
                                  December 1994 to February 1996; President of U.S. Auto Glass, Inc. from December
                                  1990 to December 1994.


Richard M. Tucker......  49       Vice President of Program Development
                                  since January 1996; Vice President of
                                  Program Development of SC from March 1992 to January 1996; Director of International
                                  Marketing of SC from August 1991 to March
                                  1992.

James  Burley..........  48       Vice President of Administration since
                                  July 1996; Human Resources Manager for the
                                  Hughes Research Laboratories from January
                                  1992 to July 1996; Manager of Human
                                  Resources Administration for the Electron
                                  Dynamics Division of Hughes Electronics
                                  from July 1984 to January 1992.


* The employment contract of Ronald M. Lancaster, Executive Vice President, expired on December 31, 1995, and he is no longer employed by the Company, and John R. Wallauch, Vice President of Operations, is no longer employed by the Company.

    All officers are elected annually and serve at the discretion of the Board of Directors.

ITEM 2.       PROPERTIES

    Envirotest designs, builds and equips its testing sites to meet each program's specific requirements. The Company's testing sites typically range from one to three acres, depending on the number of testing lanes, specific equipment requirements, and lot configuration. The Company currently owns 128 testing stations and leases 48 testing stations totaling in excess of 871,000 square feet. Envirotest also maintains a program headquarters in each of the states in which it operates. The Company's senior administrative and marketing staff were relocated from Phoenix, Arizona to Sunnyvale, California in January 1996, and occupy approximately 21,000 square feet of office space that are leased by the Company. The Company's engineering staff occupies 40,000 square feet of leased space in Tucson. The Company also has corporate offices of approximately 3,000 square feet of leased space in Bethesda, Maryland.

ITEM 3.       LEGAL PROCEEDINGS

    As previously disclosed, the Company's new contract with the state of Connecticut began January 1, 1995, with enhanced testing scheduled to begin on April 3, 1995. Just prior to the startup of enhanced testing, the State decided to continue the old testing procedure and phase in the enhanced testing. Additionally, the Company was unable to build two facilities, one due to the State's inability to provide the land the contract required and the other due to the inability to obtain zoning. The State claimed that it was entitled to be paid for the cost savings to the Company for not having performed the enhanced test and not having built the facilities. The Company claimed additional costs incurred when the State unilaterally changed the test. After unsuccessful settlement negotiations, the Commissioner of Department of Motor Vehicles rendered a decision on February 9, 1996 that the Company owed the State $2.4 million plus other non quantified amounts for 1995 and additional accruing amounts until the enhanced test was performed and the facilities built. In accordance with the contract and to protect its rights, the Company appealed the Commissioner's decision to binding arbitration at the American Arbitration Association. On May 1, 1996, prior to the appointment of the arbitrators, the State filed a complaint in the Superior Court at Hartford to enjoin the arbitration from going forward claiming that the American Arbitration Association had no power to administer hearings in this matter. The State has taken no further action on this matter and no hearing date with regard to the State's complaint has been scheduled.

    The Company is a defendant in GRENDELL, ET AL. V. OHIO EPA, ET AL., a taxpayers class action originally filed on October 3, 1996 in Geauga County Court of Common Pleas, State of Ohio, and now pending in the U.S. District Court sitting in Columbus, Ohio. Plaintiffs are political opponents to Ohio's motor vehicle emission inspection program, known as "E Check," and seek to enjoin the program and Envirotest's contracts as invalid and void based on three Ohio constitutional provisions. Plaintiffs principally challenge Envirotest's statutory right to compensation upon termination or suspension of E Check by the Ohio legislature. They claim that such a right "lends" the state's credit to a private company. They also claim that such right creates a future obligation without a specific appropriation in the state budget approved for the current biennium. Plaintiffs also challenge the allocation of inspection fees between Envirotest and Ohio as evidence of an impermissible "public-private" partnership.

    On October 18, 1996, the court transferred the case to the Franklin County Court of Common Pleas. The Company removed the matter to federal court on the basis of diversity of citizenship. On December 13, 1996 the Ohio EPA and Plaintiffs filed motions to dismiss or remand to return the case to the Ohio state court. The Company believes that it has valid defenses to the claims contained in the complaint and intends to defend the matter vigorously.

    The Company is a party to various other legal proceedings and claims in the ordinary course of business. The Company does not believe that the outcome of any pending matters will materially adversely affect its consolidated financial position or results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the annual meeting of shareholders held on September 24, 1996, the Company's shareholders approved the following:

    a) Election of Richard L. Gelford, Edward Dugger, III, and Robert W. Kasten, Jr., as the three Class A directors to serve for a term of one year and until their successors are duly elected and qualified. The results of the votes were 11,521,418 votes for the proposal and 663,411 votes withheld.

    b) Election of Chester C. Davenport, Cleveland A. Christophe, Craig M. Cogut and F. Robert Miller as the four Class B directors to serve for a term of one year and until their successors are duly elected and qualified. The results of the vote were 2,432,060 votes for the proposal and none withheld.

    c) Selection of Coopers & Lybrand L.L.P. as the Company's independent public accountants for fiscal year 1996. The results of the vote were 14,442,641 votes for the proposal, 73,783 votes against and 100,465 votes abstain.

    d) An amendment to the Company's 1993 Stock Option Plan to increase the number of shares of Class A Common Stock reserved for issuance thereunder by 400,000. The results of the vote were 12,387,589 votes for the proposal, 1,953,812 votes against and 101,915 votes abstain.

    Under the Company's Articles of Incorporation, the holders of Class A Common Stock of the Company are entitled to one vote for each share of Class A Common Stock so held and holders of the Class B Common Stock are entitled to 1.75 votes for each votes for each share of Class B Common Stock so held.

                                      PART II
ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS


    The Class A Common Stock, par value $0.01 per share (the "Class A Common Stock") of Envirotest has traded on the NASDAQ National Market System under the symbol ENVI since the Company's initial public offering on April 1, 1993. At November 15, 1996, the Company estimates that it had 282 holders of record of the Class A Common Stock. A substantial number of the outstanding shares of the Company's Class A Common Stock are held in nominee name. On December 23, 1996, the last sales price of the Company's Class A Common Stock, as reported by the NASDAQ National Market System, was $2.50.

    The following table sets forth for fiscal 1996 and 1995 the range of high and low sale prices for the Company's Class A Common Stock as reported by NASDAQ for the periods indicated. The quotations are derived from data supplied by NASDAQ Stock Market Inc., and represent prices between dealers without retail markdowns or commissions and may not necessarily present actual transactions.


Fiscal 1996        Dec. 31   Mar. 31   June 30   Sept. 30
-----------        -------   -------   -------   --------
High               $4.25     $4.00     $3.125    $3.875
Low                $2.25     $2.50     $2.50     $1.625

Fiscal 1995        Dec. 31   Mar. 31   June 30   Sept. 30
-----------        -------   -------   -------   --------
High               $14.5     $6.875    $6.625    $6.375
Low                $ 6.5     $4.5      $3.125    $3.0

    There is no established public trading market for the Company's Class B Common Stock, par value $0.01 per share (the "Class B Common Stock") or the Company's Class C Common Stock, par value $0.01 per share (the "Class C Common Stock"). The principal difference among the Company's three classes of stock is voting rights. Each share of Class B Common Stock and Class C Common Stock are convertible at any time at the option of the holder into an equal number of shares of Class A Common Stock, subject to certain limitations in the case of the Class C Common Stock. As of November 15, 1996, the number of record holders of Class B Common Stock was two, and the number of record holders of Class C Common Stock was one.

    The Company has never declared or paid cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends by the Company is restricted by the terms of the Indentures governing the Company's 9 1/8% Senior Notes due 2001 and 9 5/8% Senior Subordinated Notes due 2003, respectively (in each case under a formula based upon the consolidated net income of the Company plus proceeds of equity offerings, and subject to the maintenance of a consolidated fixed charge coverage ratio of at least 3.0 to 1.0).

Item 6.       SELECTED FINANCIAL DATA


    The selected financial data at September 30, 1996, and 1995 and for the periods ended September 30, 1996, 1995, and 1994, have been derived from, and should be read in connection with, the audited Consolidated Financial Statements of the Company, and related notes thereto, included in this report. The selected consolidated financial data at September 30, 1994, 1993 and 1992 and for the period ended September 30, 1993 and 1992, have been derived from audited consolidated financial statements of the Company.

    The Company has never declared or paid cash dividends on its common stock.

    Financial data at September 30, 1992 and for the fiscal year ended September 30, 1992 and all subsequent financial data, reflect the ETI acquisition on April 10, 1992.

    The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                               SELECTED FINANCIAL DATA

                                                           THE COMPANY
                                                           -----------

(Amounts in thousands,                Fiscal Year         Fiscal Year         Fiscal Year        Fiscal Year        Fiscal Year
except per share and                Ended September     Ended September     Ended September    Ended September    Ended September
other operating data)                   30, 1996            30, 1995            30, 1994           30, 1993          30, 1992(a)
STATEMENT OF OPERATIONS
DATA:
Contact revenues                       124,472             $104,757             $96,395           $88,534           $53,301
Gross profit                            22,323               31,660              44,343            39,043            23,898
Selling, general and
 administrative expenses                21,782               24,911              19,104            13,297             6,319
Amortization expense                     3,427                4,017               4,390             3,500             2,389
Reserve for surplus properties             -                    892                 -                 -                 -
Non-recurring expense                    1,850(e)               -                   -                 -               2,500(b)
Gain on Pennsylvania settlement        (15,307)                 -
-----------------------------------------------------------------------------------------------------------------------------------
Operating Income                        10,571                1,840              20,849            22,246            12,690
Interest (income)                       (8,943)              (4,318)             (6,671)          (1,220)              (212)
Interest expense                        38,940               21,315              23,567           13,370              9,274
Other expense (income)                     -                     63                 (26)             446                141
Monthly interest(c)                        -                    284                 393           (1,754)               (30)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before income
 taxes and extraordinary item          (19,426)             (15,504)              3,586           11,404              3,517
Income tax expenses (benefit)            5,638                 (643)              1,412            4,651               (739)
-----------------------------------------------------------------------------------------------------------------------------------
Income (loss) before                   (25,064)             (14,861)              2,174            6,753              4,256
 extraordinary item
Extraordinary item, net                    -                    -                   -            (11,411)            (1,752)
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                     $(25,064)            $(14,861)             $2,174          $(4,658)            $2,504
-----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common and
  common equivalent share:
    Income (loss) before
      extraordinary item                $(1.51)              $(0.93)              $0.12            $0.40              $0.32
    Net income (loss)                   $(1.51)              $(0.93)              $0.12           $(0.28)             $0.19
Weighted average common shares
 and common equivalent shares           16,552               16,059              17,546           16,714             13,357
Earnings (loss) per common
 shares - assuming full dilution
   Income (loss) before
     extraordinary item                 $(1.51)              $(0.93)              $0.12            $0.40              $0.32
   Net income (loss)                    $(1.51)              $(0.93)              $0.12           $(0.28)             $0.19
Weighted average common shares
 and common equivalent shares          16,552                16,059              17,546            16,718            13,357
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
  (AT END OF PERIOD)
Total assets                         $480,784              $457,273            $418,205          $200,656          $144,485
Long-term debt                        420,476               386,906             328,048           129,751            96,937
Stockholders' equity (deficit)         13,154                38,045              52,910            49,470            13,160

OTHER OPERATING DATA:
Number of facilities at end of            169                   126                 113               112               112
 period

                                                           THE COMPANY
                                                           -----------

(Amounts in thousands,                Fiscal Year         Fiscal Year         Fiscal Year        Fiscal Year        Fiscal Year
except per share and                Ended September     Ended September     Ended September    Ended September    Ended September
other operating data)                  30, 1996            30, 1995            30, 1994           30, 1993          30, 1992(a)

Number of testing lanes at end            667                   479                 407               405              403
 of period
Number of paid tests during         10,592,894           11,042,077           12,342,165       11,525,956       7,489,656(d)
 period
-----------------------------------------------------------------------------------------------------------------------------------


(a) Includes results of operations of ETI from April 10, 1992 (date of acquisition) to September 30, 1992.

(b) Relates to the cost of closing the headquarters office of ETI in California in 1992.

(c) Represents the minority stockholder's proportionate share of the operating income (loss) of Ebco-Hamilton Partners, which operates the British Columbia program. The minority stockholder's interest was purchased by the Company on July 24, 1995.

(d) The Company's fiscal 1992 annualized test volume was approximately 11.6 million. The difference between the actual paid tests and annualized paid tests is due to the acquisition of ETI on April 10, 1992 and the commencement of the British Columbia program on September 1, 1992.

(e) Relates to the cost of closing the headquarters office in Phoenix, Arizona in fiscal year 1996.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company conducts its current operations directly and through its principal wholly owned subsidiaries, Envirotest Technologies, Inc. ("ETI"), Envirotest Wisconsin, Inc. and Systems Control, Inc., a Washington corporation. The Company's British Columbia, Canada operations are conducted through a British Columbia partnership, Ebco-Hamilton Partners ("EHP"), which is wholly owned by the Company (through its subsidiaries).

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1996 (FISCAL 1996) COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1995 (FISCAL 1995)

    Contract revenues increased to $124.5 million in fiscal 1996 from $104.8 million in fiscal 1995, an increase of $19.7 million or 18.8%. The increase is primarily attributable to the increase in revenues of $13.0 million generated from the new contracts with the State of Ohio, $6.4 million from the Washington State program acquired on January 30, 1996, and $5.0 million from the Colorado program which commenced in January 1995 and has been operational for the full year during fiscal 1996, and $2.5 million from the Connecticut program due to higher fees in the new program which commenced in January 1995. These increases were partially offset by decreases in revenue of $2.1 million in the British Columbia program due to an employee strike during the period, $1.3 million in the Illinois program attributable to the reduced test fee under the January 1996 contract extension, $2.0 million in the Minnesota program due to legislature changes during fiscal 1995 exempting vehicle model years emissions testing, and $1.6 million from the Maryland program which ceased operations as of December 31, 1994. The Company is currently engaged in negotiations with the government in British Columbia pursuant to the terms of its contract to obtain an adjustment in the fees to offset the loss in revenue experienced during the period of the strike.

    Gross profit decreased to $22.3 million in fiscal 1996 from $31.7 million in 1995, a decrease of $9.4 million, or 29.7%. As a percentage of contract revenues, gross profit decreased to 17.9% in fiscal 1996 from 30.2% in fiscal 1995, an absolute decrease of 12.3% The decrease in gross profit resulted from higher than anticipated costs associated with the new Wisconsin and Ohio programs, decreased revenue in the Minnesota program discussed above and the absence of contribution from the Maryland program.

    Selling, general and administrative ("SG&A") expenses decreased to $21.8 million in fiscal 1996 from $24.9 million in fiscal 1995, a decrease of $3.1 million or 12.5%. As a percentage of contract revenues, SG&A expenses decreased to 17.5% in fiscal 1996 from 23.8% in fiscal 1995 , an absolute decrease of 6.3%. The decrease in SG&A expenses is primarily due to decreased marketing expenses and the absence of costs associated with seeking a resolution of the Pennsylvania contractual issues which were incurred during fiscal 1995. In addition, the decrease in SG&A as a percentage of contract revenues is due to the increase in contract revenues discussed above.

    Amortization expense decreased to $3.4 million in fiscal 1996 from $4.0 million in fiscal 1995, a decrease of $0.6 million. The decrease is attributable to expiration of the Maryland program contract and full amortization of certain other intangible assets.

    Consolidation expense was $1.9 million for the fiscal 1996, primarily representing the costs associated with the closing of the Phoenix Corporate headquarters.

    Gain on Pennsylvania settlement for fiscal 1996 was $15.3 million net of certain related costs including the write down of related property, plant and equipment. Gross proceeds were $156 million (including contingent payment up to $11 million) in accordance with the settlement agreement with Commonwealth of Pennsylvania.

    Income from operations increased to $10.6 million in fiscal 1996 compared to $1.8 million in fiscal 1995. Income from operations as a percentage of contract revenues increased to 8.5% in fiscal 1996 compared to 1.7% in fiscal 1995, an absolute increase of 6.8%. The increase is due to the gain on Pennsylvania settlement, the decrease in selling, general and administrative expenses, offset by the reduction in the gross profit and consolidation expense, as discussed above.

    Interest expense increased to $38.9 million in fiscal 1996 from $21.3 million in fiscal l995, an increase of $17.6 million. The increase is primarily attributable to a $13.0 million decrease in capitalized interest as programs under implementation became operational, and $4.1 million interest expense on the capital lease and long-term debt issued in June 1995 to finance the Company's emissions testing network in Ohio.

    Interest income increased to $8.9 million in fiscal 1996 from $4.3 million in fiscal 1995, an increase of $4.6 million. The increase is primarily attributable to the interest income on the funds received and due from the Pennsylvania settlement.

    Minority interest represents the minority partner's proportionate share of the income of the British Columbia program through July 1995 at which time the Company, through its wholly owned subsidiary, Envirotest Holdings, Inc., purchased the third party interest in the program.

    Income tax expense was $5.6 million on the pretax loss of $19.4 million in fiscal 1996 as the Company increased a valuation allowance by $12.8 million, to fully reserve the deferred tax asset. In fiscal 1995, income tax benefit was $0.6 million on pre-tax loss of $15.5 million which was lower than the combined federal and state effective tax rate of approximately 39% as a result of increasing a valuation allowance by $5.4 million to reduce the deferred tax asset to an amount estimated to be realized. The estimate on the amount of deferred tax asset to be realized is reviewed quarterly and the valuation allowance adjusted accordingly.

    Net loss was $25.1 million in fiscal 1996 compared to $14.9 million in fiscal 1995, an increase of $10.2 million.

FISCAL YEAR ENDED SEPTEMBER 30, 1995 (FISCAL 1995) COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1994 (FISCAL 1994)

    Contract revenues increased to $104.8 million in fiscal 1995 from $96.4 million in fiscal 1994, an increase of $8.4 million or 8.7%. This increase is primarily attributable to the contract revenues contributed by the Company's Colorado vehicle emissions testing program of $15.3 million which began operations in January 1995, offset by the decrease of revenue of $6.7 million from the Maryland program which ceased operations as of December 31, 1994.

    Gross profit decreased to $31.7 million in fiscal 1995 from $44.3 million in fiscal 1994, a decrease of $12.6 million or 28.4%. This decrease was attributable to the decrease in contribution from the Connecticut program due to higher costs associated with the start-up of the enhanced testing together with accelerated amortization of deferred charges, the decrease in contribution from the Maryland program and the absence of contribution from the Colorado program due to higher than anticipated costs associated with start-up of the program together with accelerated amortization of deferred charges. As a percentage of contract revenues, gross profit decreased to 30.2% in fiscal 1995 from 46.0% in fiscal 1994, an absolute decrease of 15.8%. This decrease was primarily attributable to the factors noted above.

    The Minnesota state legislature passed a bill, effective July 1995, exempting vehicles five years and newer from vehicle emissions testing, an approximate 33% reduction in anticipated test volume. The State negotiated several changes to the contract with the Company which will result in a reduction in operating expenses and a larger portion of the test fee previously paid to the State being paid to the Company.

    SG & A expenses increased to $24.9 million in fiscal 1995 from $19.1 million in fiscal 1994, an increase of $5.8 million or 30.4%. As a percentage of contract revenues, SG & A expenses increased to 23.8% in fiscal 1995 from 19.8% in fiscal 1994, an absolute increase of 4.0%. The dollar increase in fiscal 1995 was primarily due to incremental expenditures of $4.3 million associated with maintaining the Pennsylvania program assets during the suspension of operations of the program and costs associated with negotiating a resolution. These expenditures have been recovered as part of the settlement agreement reached with the Commonwealth of Pennsylvania after the end of fiscal 1995 and will be reflected in the results of fiscal first quarter 1996. See "Signficant Developments". Also, the Company incurred additional administrative costs in order to support the expanded operations resulting from recent program awards and certain reorganizational changes. The increase as a percentage of contract revenues in fiscal 1995 was due to the costs associated with seeking a resolution of the Pennsylvania contractual issues coupled with the absence of revenues from that program.

    Amortization expense decreased to $4.0 million in fiscal 1995 from $4.4 million in fiscal 1994, decrease of $0.4 million. The decrease was attributable to the Maryland program.

    Income from operations decreased to $1.8 million in fiscal 1995 from $20.8 million in fiscal 1994, a decrease of $19.0 million or 91.3%. Income from operations as a percentage of contract revenues decreased to 1.8% in fiscal 1995 compared to 21.6% in fiscal 1994, an absolute decrease of 19.8%. The decrease was due to the factors discussed above.

    Interest expense decreased to $21.3 million in fiscal 1995 from $23.6 million in fiscal 1994, a decrease of $2.3 million. The decrease was primarily attributable to the increase in capitalized interest expense of $13.1 million for construction relating to new contracts, offset by increased interest expense of $10.8 million on the Senior Notes issued in March 1994, the capital lease and long-term debt issued in June 1995 to finance the Company's emissions testing network in Ohio and fees for an expired credit facility. Interest expense of $2.8 million recorded in fiscal 1995 relates to the Pennsylvania program and was recovered as part of the settlement agreement reached with the Commonwealth of Pennsylvania after the end of fiscal 1995 and will be reflected in the results of fiscal first quarter 1996. See "Significant Developments".

    Interest income decreased to $4.3 million in fiscal 1995 compared to $6.7 million in fiscal 1994, a decrease of $2.4 million. The decrease was primarily attributable to decreased cash and cash equivalents and short-term investments balances as funds are spent on construction and equipment for new emissions testing facilities, partially offset by increased interest rates.

    Minority interest represents the minority partner's proportionate share of the income and losses of the British Columbia program through July 1995, at which time the Company, through its wholly owned subsidiary, Envirotest Holdings, Inc., purchased the third party interest in the program. This expense amounted to $0.3 million for fiscal 1995 and $0.4 million for fiscal 1994.

    Income tax benefit was $0.6 million on pre-tax loss of $15.5 million in fiscal 1995. The benefit was lower than the combined federal and state effective tax rate of approximately 39% as a result of increasing a valuation allowance by $5.4 million to reduce the deferred tax asset to an amount currently estimated to be realized. This estimate on the amount of deferred tax asset to be realized is done quarterly and the valuation allowance adjusted accordingly. Income tax expense was $1.4 million on pre-tax income of $3.6 million in fiscal 1994 based on a combined federal and state effective tax rate of approximately 39.4%.

    Net loss was $14.9 million in fiscal 1995 compared to a net profit of $2.2 million in fiscal 1994, a decrease of $17.1 million.

    The Company incurs significant deferred charges in bringing new emissions testing programs into operation. These charges are amortized over the initial twelve month period of operations of these new programs. The Company expects that its results of operations during any fiscal period that includes the commencement of a program will be adversely impacted by this accelerated amortization.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

    Cash and cash equivalents, short-term investments and restricted cash increased to $82.2 million at September 30, 1996 from $49.9 million at September 30, 1995. The increase of $32.3 million was primarily a result of the $69.5 million (including interest) received from the Commonwealth of Pennsylvania, the proceeds of $17 million from the bonds issued by the Company's wholly owned subsidiary, Envirotest Wisconsin, Inc., in December 1995 and proceeds of $14.3 million from the bonds issued by the Company in June 1996 for the Indiana program; partially offset by the expenditure of $49.7 million for property, plant and equipment primarily relating to the Ohio, Wisconsin and Indiana programs, cash used in operating activities of approximately $12.4 million, and the purchase of the Washington State subsidiary of Systems Control; Inc. (including the assets of SC's Indiana subsidiary).

    The Company's primary uses of cash are the funding of the Company's capital expenditure requirements, payments on capital and operating leases, interest payments and other working capital needs. The Company's capital and operating leases currently require minimum lease payments of approximately $15.7 million in 1997, decreasing to approximately $14.3 million through 1999 and further decreasing thereafter as certain leases are scheduled to expire.

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

    The Company's principal commitments at September 30, 1996, consist of capital expenditure requirements for the completion of implementation of the Indiana program estimated at $5.7 million. Also, in fiscal 1997, the Company intends to spend approximately $1.2 million on maintenance capital expenditures.

    The Company believes that its existing cash resources including approximately $79.4 million received by the Company in December 1996 for the sale of its right to receive the two remaining installments totalling $80 million under the settlement agreement with the Commonwealth of Pennsylvania, (see "Significant Developments") cash generated from operations and alternative financing sources, including leasing alternatives, will be sufficient to complete implementation of the Indiana program and to meet its liquidity requirements for the foreseeable future.

     Accrued expenses and other current liabilities increased to $27.1 million at September 30, 1996 from $13.5 million at September 30, 1995. The increase was primarily attributable to the accrual of Pennsylvania settlement reserves totaling $10.1 million which represents reserves for claims and closing expenses including legal expenses.

RECENT ACCOUNTING PRONOUNCEMENT

    Statement of Financial Accounting Standards No. 123 - Accounting for Stock-Based Compensation will be effective for the Company's 1997 fiscal year. This statement introduces a fair-value based method of accounting for stock-based compensation. It encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options and other equity instruments to employees based on the new fair-value accounting rules. Companies that choose not to adopt the new fair-value accounting rules will be required to disclose pro forma net income and earnings per share under the new method. The Company has not yet determined which method it will adopt.

INFLATION AND INTEREST RATES

    While the Company's business is not generally sensitive to inflation, there can be no assurance that a high rate of inflation in the future would have an adverse effect on the Company's results of operations.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Envirotest Systems Corp. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Envirotest Systems Corp. and its Subsidiaries as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envirotest Systems Corp. and its Subsidiaries as of September 30, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.



/s/ Coopers & Lybrand L.L.P.
San Jose,  California
December 13, 1996

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 1996 and 1995
(AMOUNTS  IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

ASSETS                                                       1996       1995
------------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                                $ 53,104   $ 17,079
  Short-term investments                                      7,991      1,347
  Settlement due from Commonwealth of
    Pennsylvania                                             80,000         --

Contract receivables, net of allowance for doubtful accounts
    of $449 and $375, respectively                           10,969      8,208
  Prepaid expenses                                            2,131      1,967
  Deferred income taxes                                          --      1,376
  Other                                                       4,301      1,613
                                                           --------   --------
      Total current assets                                  158,496     31,590
Restricted cash                                              21,108     31,497
Property, plant and equipment, net                          192,400    173,507
Assets held under capital leases, net                        46,108     27,138
Assets held for sale, net                                    32,246      5,209
Assets subject to settlement                                     --    149,629
Intangible assets, net                                       14,927     17,752
Deferred debt acquisition costs, net of accumulated
  amortization of $5,720 and $3,378, respectively            13,159     13,412
Deferred charges, net of accumulated amortization of $7,407
  and $3,217, respectively                                    1,189      3,178
Deferred income taxes                                            --      4,100
Other                                                         1,151        261
                                                           --------   --------
      Total assets                                         $480,784   $457,273

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                 OF THE CONSOLIDATED FINANCIAL STATEMENTS.

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
September 30, 1996 and 1995
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

LIABILITIES AND STOCKHOLDERS' EQUITY                         1996       1995
------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                         $  3,825   $ 12,742
  Accrued interest                                            1,689      1,499
  Accrued expenses and other current liabilities             27,080     13,499
  Current portion of capital lease and long-term debt         4,740      1,485
  Current portion of other long-term debt                     3,880         --
  Income taxes payable                                          674        595
                                                           --------   --------
      Total current liabilities                              41,888     29,820
Senior subordinated debt                                    125,000    125,000
Senior long-term debt, net of discount of $808 and $989,
  respectively                                              199,192    199,011
Capital lease and long-term debt, net of current portion     58,155     62,895
Other long-term debt, net of current portion                 38,129         --
Other                                                         5,266      2,502
                                                           --------   --------
      Total liabilities                                     467,630    419,228
                                                           --------   --------
Commitments and contingencies (Note 19).

Stockholders' equity:
  Common stock, $0.01 per share par value; Class A Common
  stock, 40,000,000 shares authorized, 13,204,396 and
  12,883,571 shares issued and outstanding at September 30,
  1996 and 1995, respectively; Class B Common stock,
  5,000,000 shares authorized, 1,389,749 and 1,248,249 shares issued and outstanding at September 30, 1996 and 1995,
  respectively; Class C Common stock, 5,000,000 shares
  authorized, 2,026,111 shares issued and outstanding           166        162
Additional paid-in capital                                   60,172     60,028
Cumulative currency adjustment                                  (96)      (121)
Accumulated deficit                                         (41,510)   (16,446)
                                                           --------   --------
                                                             18,732     43,623
Less predecessor carry-over basis                            (5,578)    (5,578)
                                                           --------   --------
      Total stockholders' equity                             13,154     38,045
                                                           --------   --------
      Total liabilities and stockholders' equity           $480,784   $457,273
                                                           --------   --------

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                 OF THE CONSOLIDATED FINANCIAL STATEMENTS.

ENVIROTEST SYSTEMS CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 1996, 1995 and 1994
(AMOUNTS IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                             1996         1995         1994
------------------------------------------------------------------------------
Contract revenues                        $   124,472  $   104,757  $    96,395
Costs of services                            102,149       73,097       52,052
                                         -----------  -----------  -----------
  Gross profit                                22,323       31,660       44,343
Operating costs and expenses:
  General and administrative                  18,619       18,683       13,883
  Selling                                      3,163        6,228        5,221
  Consolidation expense                        1,850
  Amortization                                 3,427        4,017        4,390
  Reserve for surplus properties                  --          892           --
  Gain on Pennsylvania settlement            (15,307)          --           --
                                         -----------  -----------  -----------
    Income from operations                    10,571        1,840       20,849

Other expense (income):
  Interest expense                            38,940       21,315       23,567
  Interest income                             (3,259)      (4,255)      (6,697)
  Interest income from Pennsylvania
    settlement                                (5,684)          --           --
  Minority interest                               --          284          393
                                         -----------  -----------  -----------
  Income (loss) before income taxes          (19,426)     (15,504)       3,586
Income tax expense (benefit)                   5,638         (643)       1,412
                                         -----------  -----------  -----------
Net income (loss)                        $   (25,064) $   (14,861) $     2,174
                                         -----------  -----------  -----------
Earnings (loss) per common and common
  equivalent share                       $     (1.51) $     (0.93) $      0.12
Weighted average common and common
  equivalent shares                       16,552,497   16,059,165   17,546,495
                                         -----------  -----------  -----------
Earnings (loss) per common share -
  assuming full dilution                 $     (1.51) $     (0.93) $      0.12
Weighted average common and common
  equivalent shares                       16,552,497   16,059,165   17,546,495
                                         -----------  -----------  -----------

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THE CONSOLIDATED FINANCIAL STATEMENTS.

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended September 30, 1996, 1995 and 1994
(AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)


                                                           Additional      Cumulative                       Predecessor
                                   Common      Stock        Paid-In        Currency        Accumulated      Carry-over
                                   Shares      Amount       Capital        Adjustment        Deficit         Basis        Total
                                   ------      ------      ----------      ----------      ------------     -----------  --------

Balances, October 1, 1993        15,891,178     $159        $58,852          $(204)          $(3,759)        $(5,578)    $49,470
Appreciation in warrant value                                  (564)                                                        (564)
Exercise of warrants                 80,598        1          1,692                                                        1,693
Foreign currency translation
adjustment                                                                     137                                           137
Net income                                                                                     2,174                       2,174
                                 ----------     ----        --------         -----           -------         -------     -------
Balances, September 30, 1994     15,971,776      160         59,980            (67)           (1,585)         (5,578)     52,910
Issuance of common stock
upon exercise of stock
options                             186,155        2             48                                                           50
Foreign currency translation
adjustment                                                                     (54)                                          (54)
Net loss                                                                                     (14,861)                    (14,861)
                                 ----------     ----        -------          -----          --------        --------     -------
Balances, September 30, 1995     16,157,931      162         60,028           (121)          (16,446)         (5,578)     38,045
Issuance of common stock
upon exercise of stock
options                             462,325        4            144                                                          148
Foreign currency translation
adjustment                                                                      25                                            25
Net loss                                                                                     (25,064)                    (25,064)
                                 ----------     ----        -------          -----          --------        --------     -------
Balances, September 30, 1996     16,620,256     $166        $60,172           $(96)         $(41,510)        $(5,578)    $13,154
                                 ----------     ----        -------          -----          --------        --------     -------
                                 ----------     ----        -------          -----          --------        --------     -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 1996, 1995 and 1994
(AMOUNTS IN THOUSANDS)

                                               1996         1995          1994
-------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                         $(25,064)     $(14,861)     $2,174
  Adjustments to reconcile net income
(loss) to net cash provided by
(used in) operating activities:
      Depreciation and amortization           24,538        16,800      10,612
      Amortization of loan discount and
      deferred debt acquisition costs          2,516         3,384       1,578
      Reserve for surplus properties              --           892          --
      Minority interest in net income
      of consolidated subsidiary                  --           284         393
      Gain on sale of property, plant
      and equipment and assets held for
      sale                                      (114)           --          --
      Gain on Pennsylvania settlement        (15,307)           --          --
      Deferred taxes                           5,476          (863)        681
      Other                                       18           584          --
  Changes in assets and liabilities:
      Contract receivables                    (2,511)          (11)       (686)
      Prepaid and other current assets        (1,793)         (493)     (1,507)
      Deferred charges                        (2,200)       (5,034)     (2,099)
      Other long-term assets                    (813)          514         727
      Accounts payable                           470        (4,212)      6,492
      Accrued interest                           190        (5,536)      1,120
      Accrued expenses and other
      current liabilities                      1,358         2,222       1,239
      Advances from customers                     --            --        (712)
      Income taxes payable                        79          (369)        446
      Other long-term liabilities                731         1,178        (159)
                                            --------       -------     -------
Net cash provided by (used in)
operating activities                        $(12,426)      $(5,521)    $20,299
                                            --------       -------     -------
                                            --------       -------     -------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
For the Years Ended September 30, 1996, 1995 and 1994
(AMOUNTS IN THOUSANDS)

                                               1996         1995        1994
-------------------------------------------------------------------------------
Cash flows from investing activities:
  (Purchase) maturity of short-term
    investments                             $(6,644)      $23,199     $(24,546)
  Purchases of property, plant and
    equipment                               (49,724)     (118,895)     (69,350)
  Proceeds from sale of property,
    plant and equipment                       3,835         2,656           --
  Proceeds from Pennsylvania settlement      65,000            --           --
  Proceeds from sale of Pennsylvania
    assets                                    2,362            --           --
  Pennsylvania assets subject to
    settlement                                   --         (88,963)        --
  Payment for purchase of Systems
    Control, Inc., net of cash acquired      (2,560)           --           --
  Purchase of minority interest in
    consolidated subsidiary                      --        (1,247)          --
  Purchase of intangible assets                  --            --       (6,068)
  Other                                          --             6           (5)
                                            -------      --------     --------
Net cash provided by (used in)
  investing activities                       12,269      (183,244)     (99,969)
                                            -------      --------     --------

Cash flows from financing activities:
  Repayment of senior long-term debt         (2,457)           --           --
  Repayment of capital lease obligations     (1,485)       (4,751)        (469)
  Capitalization of loan fees                (1,765)       (2,749)      (9,609)
  Proceeds from debt offering                31,345            --           --
  Proceeds from issuance of common stock        148            50           --
  Proceeds from borrowings of senior
    long-term debt                               --            --      198,732
  Proceeds from capital lease and
    long-term debt                               --        64,380           --
  Decrease (increase) in restricted cash     10,389       (31,497)          --
                                            -------      --------     --------
Net cash provided by financing activities    36,175        25,433      188,654
                                            -------      --------     --------

Effect of exchange rate on cash and
  cash equivalents                                7           196          137
                                            -------      --------     --------
Net increase (decrease) in cash and
  cash equivalents                           36,025      (163,136)     109,121
Cash and cash equivalents, beginning
  of year                                    17,079       180,215       71,094
                                            -------      --------     --------
Cash and cash equivalents, end of year      $53,104        17,079      180,215
                                            -------      --------     --------

Supplemental cash flow information:

Cash paid for interest and income taxes for the years ended September 30, 1996, 1995 and 1994 was as follows:


Interest net of capitalized interest        $38,751       $26,851     $21,184
Income taxes                                    245           332         299


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL STATEMENTS.

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION:

Envirotest Systems Corp. ("Envirotest" or the "Company") markets, installs and operates centralized vehicle emissions testing programs under contracts entered into with state and municipal governments within the United States and a program in British Columbia, Canada. The Company also offers states and municipalities services in a variety of sophisticated data management and vehicle identification capabilities.

The Company's services include: designing a network that provides convenience to motorists, identifying and procuring adequate inspection systems; constructing emission facilities with multiple test lanes; designing and installing a vehicle emissions inspection sites and computer network to collect and process emissions testing data; and managing and operating the inspection program using computer software and equipment developed by the Company.

2.  SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of Envirotest Systems Corp. and all of its domestic and foreign subsidiary companies. All material intercompany balances and transactions have been eliminated.

Minority interest in equity of subsidiary represents the minority partner's proportionate share of the equity of Ebco-Hamilton Partners ("EHP"). At September 30, 1994, the Company owned 50.0000006% of EHP. On July 24, 1995, the Company, through its wholly owned subsidiary, Envirotest Holdings Inc., purchased the third party interest in Ebco-Hamilton Partners ("EHP"), the partnership which operates the Company's British Columbia, Canada centralized vehicle emissions testing program. The purchase price of $1,200 was paid in cash. The acquisition was accounted for as a purchase. The results of the acquired interest in EHP have been combined with the results of the Company since the date of acquisition.

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)


In January 1996, the Company purchased from Systems Control, Inc. ("SC") Systems Control, Inc., a State of Washington corporation, and operator of the State of Washington centralized emissions testing program, intellectual property of SC and an option to purchase the stock or assets of SC's Indiana subsidiary. The option was exercised in June 1996 and the Company acquired the contract with the State of Indiana to operate its centralized emissions testing contract and the related assets. The total purchase price was $4,700. If the acquisitions had occurred on October 1, 1995, the Company's results of operations for the year ended September 30, 1996 would not have been materially different.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS
For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost which approximates market value. Included in the Company's cash and cash equivalents are approximately $52,500 and $16,500 primarily in commercial paper invested through registered broker/dealers at September 30, 1996 and 1995, respectively. The Company intends to hold these investments until maturity.

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)


SHORT-TERM INVESTMENTS Short-term investments have an initial maturity of greater than three months and are carried at cost which approximates market value. Short term investments of $7,991 as of September 30, 1996, consisted of commercial papers having the highest rating obtainable from either Moody's Investor Service, Inc. or Standard & Poor's Corporation Inc. with maturity dates ranging from December 1996 through February 1997. Short term investments of $1,347 as of September 30, 1995 consisted of certificates of deposit with a financial institution, which collateralize letters of credit.

CONTRACT RECEIVABLES
The Company's contract revenues and receivables consist of uncollateralized amounts due from state, municipal and foreign governments.

RESEARCH AND DEVELOPMENT
Research and development costs are charged to expense as incurred. Research and development expense for the periods ended September 30, 1996, 1995, and 1994 were approximately $44, $33 and $245 respectively, and are included in general and administrative expenses.

RESTRICTED CASH Restricted cash of $21,108 at September 30, 1996 primarily consisted of cash collaterals provided to banks for the Company's financing and performance bonds related to the emissions testing contracts with state governments. Included in this amount is $6,438, $2,137, $1,700, and $600 cash collaterals required under credit agreements for the financing of Ohio, Indiana, Wisconsin, and Washington programs, respectively. Also, $8,651 in proceeds from bonds issued by the Indiana Development Finance Authority for the Indiana program which is under construction are being held in trust pending use of the fund.

PROPERTY, PLANT, EQUIPMENT AND CAPITAL LEASE
Property, plant and equipment are recorded at cost. The capital lease is recorded at the present value of the future lease principal payments. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)


      Buildings and site improvements      30 years
      Machinery and equipment            2-10 years
      Leasehold improvements             Lease term

Buildings and site improvements are depreciated on a straight line basis over the estimated useful life, generally 30 years. Quarterly, the Company prepares an analysis to compare the estimated book value of the buildings, site improvements and land at the estimated completion date of individual contracts (assuming certain renewals, if any) to the estimated residual value. Adjustments to depreciable lives are made accordingly.

It is possible, given the political, legislative and competitive environment in which the Company operates, that the estimates discussed above could change and may result in accelerated depreciation charges. Also, the actual values realized on disposal could differ from the amounts used in estimating the residual values of these properties.

Interest costs relating to the acquisition and construction of major projects are capitalized and depreciated over the estimated useful lives of the related assets. Interest expense capitalized for the years ended September 30, 1996, 1995 and 1994 was $981, $14,027 and $1,533, respectively.

The cost of maintenance and repairs is charged to expense in the year incurred. Expenditures which increase the useful lives of property and equipment are capitalized.

When items are retired or disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

INTANGIBLE ASSETS
Intangible assets are amortized on a straight-line basis over their estimated useful lives as follows:

      Goodwill                             12 years
      Government contracts                 12 years
      Computer software                     5 years
      License agreement                 10-17 years
      Covenants not-to-compete              5 years

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)

      Beneficial ground lease              12 years
      Copyrights                           12 years

It is the Company's policy to re-evaluate the estimated useful life of each of its intangible assets on a quarterly basis and may adjust the estimated useful life accordingly. It is possible, given the political, legislative and competitive environment in which the Company operates, that the estimates discussed above could change and may result in accelerated amortization charges.

DEFERRED DEBT ACQUISITION COSTS
Costs associated with obtaining long-term debt financing have been capitalized and are amortized over the repayment term of the related debt.

DEFERRED CHARGES
Significant expenses incurred in bringing new emissions testing programs into operation including, staff recruitment, staff training, public information and similar pre-operating costs are deferred and amortized over a twelve-month period commencing with the start of the program operations.

CONTRACT REVENUES
For vehicle emissions inspection contracts, revenue is based upon the fees that are collectible for the tests that have been performed.

The Company's contract revenues from five major customers, which individually account for in excess of 10% of the Company's total contract revenue, were $20,300, $18,700, $17,000, $16,500 and $12,000 for the year ended September
30, 1996; $16,500, $15,300, $14,500, $13,300 and $12,300 for the year ended
September 30, 1995; and $16,100, $13,600, $13,500, $13,400, and $10,300 for
the year ended September 30, 1994.

INCOME TAXES
Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)


expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

FOREIGN CURRENCY TRANSLATION
The Company has determined that the local currency of its international subsidiary is the functional currency. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation", the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders' equity, whereas, gains or losses resulting from foreign currency transactions are included in results of operations.

NET INCOME (LOSS) PER COMMON SHARE
Income (loss) per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents are included in the per share calculation where the effect of their inclusion would be dilutive. The treasury method is used in computing incremental common stock equivalents which would result from exercise of outstanding dilutive stock options and warrants.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash and cash equivalents, other receivables and accrued liabilities are a reasonable estimate of their fair value due to their short term nature. The estimated values of the Company's long term debt and are based on interest rates at September 30, for issues with similar remaining maturities.

The estimated fair value amounts of the Company's financial instruments have been determined by the Company, using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value, thus, the estimates provided herein are not necessarily indicative of the amounts that could be realized in a current market exchange.

The Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different than the book

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)


value of those financial instruments. When the fair value is equal to the book value no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments which take into account the present value of estimated future cash flows. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts.

RECENT PRONOUNCEMENTS
During October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation (SFAS No. 123)," which establishes a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. While the Company studies the impact of the pronouncement, it continues to account for employees' stock options under Accounting Principles Board(APB) Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123 will be effective for the Company's 1997 fiscal year.

CONCENTRATIONS OF CREDIT RISK As of September 30, 1996, the Company's cash and cash equivalents and short-term investments, which consist principally of demand deposits and commercial paper, were on deposit with a number of commercial banks and an investment house. In addition, receivables include $80,000 due from the Commonwealth of Pennsylvania. (See Note 6.) The Company maintains allowances for potential credit losses and such losses have been within management's expectations. Financial instruments that potentially subject the Company to concentrations of credit risk principally comprise, cash and cash equivalents, short-term investments, accounts receivable (including amounts due from governments due on settlement of contract issues) and long-term debt.

3.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consisted of the following at September 30, 1996 and 1995:

                                           1996              1995
                                        --------           -------
Property, plant and equipment:
         Land                            $30,805           $24,828

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)


    Buildings and site improvements       96,945            82,334
    Machinery and equipment               90,300            53,539
    Leasehold improvements                 3,792             4,147
                                        --------          --------
                                         221,842           164,848
Construction in progress                  10,787            33,398
                                        --------          --------
                                         232,629           198,246
Less accumulated depreciation            (40,229)          (24,739)
                                        --------          --------
                                        $192,400          $173,507
                                        --------          --------

4.  ASSETS HELD UNDER CAPITAL LEASES:

Assets held under capital leases consisted of the following at September 30, 1996 and 1995:

                                           1996              1995
                                         -------           -------
Land                                     $ 5,667           $ 3,185
Buildings and site improvements           41,545             6,503
                                         -------           -------
                                          47,212             9,688
Construction in progress                       -            17,504
                                         -------           -------
                                          47,212            27,192
Less accumulated amortization             (1,104)              (54)
                                         -------           -------
                                         $46,108           $27,138
                                         -------           -------

At September 30, 1995, construction in progress includes $2,467 for land and $15,037 for buildings and site improvements which are leased assets under construction, respectively.

5.  ASSETS HELD FOR SALE:

Assets held for sale represent property, plant and equipment at testing sites formerly operated under the Maryland program which terminated December 31, 1994, and 74 sites in Pennsylvania. These properties are currently being marketed for sale.

At September 30, 1996 and 1995, an estimated loss on sale of properties of $109,495 and $892 has been recognized. The estimated loss is based on management's estimates of the amounts

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)


expected to be realized on the sale of these assets, net of disposal costs. The amounts the Company will ultimately realize may differ materially from the amounts assumed in arriving at the estimated loss. $109,402 of the loss relates to the write down of the Pennsylvania assets. This amount has been included in the calculation of the Gain on Pennsylvania Settlement (see Note
6).

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)


Assets held for sale consisted of the following at September 30, 1996 and 1995:

                                                 1996            1995
                                               -------          ------
Land, buildings and site improvements          $30,773          $5,440
Machinery and equipment                          2,074             593
                                               -------          ------
                                                32,847           6,033
Less accumulated depreciation                     (601)           (824)
                                               -------          ------
                                               $32,246          $5,209
                                               -------          ------

6.  GAIN ON PENNSYLVANIA SETTLEMENT:

Legislation adopted by the Commonwealth of Pennsylvania General Assembly directed the Pennsylvania Department of Transportation ("PennDOT") to delay implementation of the Pennsylvania emissions testing program until March 31, 1995, and to design and submit to the federal Environmental Protection Agency by March 1, 1995, an alternative emissions testing program that consisted of decentralized test-and-repair facilities or a hybrid of decentralized test-and-repair and centralized test-only components and that complied with federal law. On February 28, 1995, the Governor announced an indefinite suspension of the implementation of any program until the Commonwealth receives clarification regarding the elements of a testing program that the federal EPA would find acceptable.

On December 15, 1995, the Company entered into a General Release and Settlement Agreement ("Agreement") with The Commonwealth of Pennsylvania which resolves the issues related to the Company's contract with PennDOT. Under the terms of the Agreement, the Company was paid $25,000 on December 29, 1995 and $40,000 on July 31, 1996 and will be paid $40,000 on each of July 1997, and 1998 plus interest at 6% from December 15, 1995. In addition, the Company will sell the assets and retain the proceeds and the Commonwealth will pay the Company (in July

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)



1998) 50% of the amount by which the net proceeds from the sale of the assets (as defined by the Agreement, as amended December 1996) are less than $55,000 up to a maximum of $11,000 plus interest at 6% from December 15, 1995. Should the net proceeds from the sale of the assets exceed $55,000, the Company will pay the Commonwealth 75% of the amount by which the net proceeds exceed $55,000. The Company is of the opinion that sufficient reserves have been recognized and that upon final disposition of properties no additional loss will be recognized.

The gain on the Pennsylvania Settlement has been calculated as follows:

    Proceeds (excluding contingent payment)         $145,000
    Property, plant and equipment write down        (109,402)
    Other assets write down                           (7,732)
    Additional reserves                              (12,559)
                                                     --------
                                                     $15,307

On December 11, 1996, the Company sold its right to receive the two remaining installment payments totaling $80,000 in principal amount under the Agreement for approximately $79,405. The Company retained the right to receive accrued interest of approximately $1,749 payable on July 31, 1997.

The transaction was effected through a sale of the Receivables Assets from Envirotest Partners, a Pennsylvania general partnership owned by Envirotest and ETI, to a newly formed wholly owned subsidiary of the Company, ES Funding Corp. ("Funding"). Funding, in turn, transferred the Receivables Assets to an affiliate of a Pennsylvania bank. Funding and Envirotest Partners provided certain representations in connection with the transaction, including representations as to enforceability of the Agreement against the Commonwealth, and agreed to repurchase the Receivables Assets if Envirotest Partners fails to comply with its obligations under the Agreement.

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)


7.  INTANGIBLE ASSETS:

Intangible assets consisted of the following at September 30, 1996 and 1995:

                                             1996            1995
                                           -------          -------
Government contracts                       $21,921          $21,294
Covenants not-to-compete                     3,988            3,988
Computer software                            2,521            2,521
Goodwill                                     2,415            2,415
License agreement                            1,903            1,903
Copyrights                                   1,000            1,000
Beneficial ground lease                          -              153
                                           -------          -------
                                            33,748           33,274
Less accumulated amortization              (18,821)         (15,522)
                                           -------          -------
                                           $14,927          $17,752
                                           -------          -------

8.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

Accrued expenses and other current liabilities consisted of the following at September 30, 1996 and 1995:

                                                     1996         1995
                                                   -------      -------
Accrued employee-related expenses                  $ 5,693      $ 5,134
Accrued real and personal property taxes             2,238        2,077
Pennsylvania settlement and reserves                10,123            -
Accrued interest                                     1,689        1,499
Corporation relocation reserve                       1,500            -
Deferred revenue of Washington program               1,499            -
Other                                                4,338        4,789
                                                   -------      -------
                                                   $27,080      $13,499
                                                   -------      -------

Pennsylvania settlement reserves represents reserves for claims related to construction contract and closing costs of the program.

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)


9.  SENIOR SUBORDINATED DEBT:

Senior subordinated debt consisted of the following at September 30, 1996 and 1995:

                                                      1996          1995
                                                    --------      --------
Senior Subordinated Notes, due April 1, 2003;
interest at 9 5/8%, payable semi-annually           $125,000      $125,000
                                                    --------      --------

The Senior Subordinated Notes ("Notes") are not redeemable by the Company prior to April 1998. Thereafter, the Notes will be redeemable at any time at the option of the Company, in whole or in part, at the redemption prices beginning at 103.609% of the principal amount for the period beginning April 1, 1998 and declining ratably to 100% of the principal amount on or after April 1, 2001 plus accrued or unpaid interest to the date of redemption.

The Notes are unsecured obligations of the Company, subordinated in right of payment to all Senior Debt (as defined). The Notes carry various covenants, including a limitation on payment of dividends, incurrence of additional indebtedness and issuance of disqualified stock (as defined).

As of September 30, 1996 and 1995, the fair value of the Notes, which is determined based on quoted market price, was $101,875 and $62,500, respectively.

10. SENIOR LONG-TERM DEBT:

Senior long-term debt consisted of the following at September 30, 1996 and 1995:

                                                          1996         1995
                                                        --------     --------
Senior Long-Term Notes, due March 15, 2001;
interest at 9 1/8 % (net of discount of $808 and
$989, respectively)                                     $199,192     $199,011
                                                        --------     --------

The Senior Notes are not redeemable by the Company prior to March 15, 1998. Thereafter, the Senior Notes will be redeemable at any time at the option of the Company, in whole or in part, at

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)


redemption prices beginning at 103.083% of the principal amount for the period beginning March 15, 1998 and declining ratably to 100% of the principal amount on or after March 15, 2000 plus accrued or unpaid interest to the date of redemption.

The Senior Notes are senior unsecured obligations of the Company, senior in right of payment to the 9 5/8% Senior Subordinated Notes of the Company. The Senior Notes carry various covenants, including a limitation on payment of dividends, incurrence of additional indebtedness and issuance of disqualified stock (as defined).

As of September 30, 1996 and 1995, the fair value of the Senior Notes, which is determined based on quoted market price, was $184,000 and $140,000, respectively.

11.  OTHER LONG TERM DEBT

On December 29, 1995, the Company's wholly owned subsidiary, Envirotest Wisconsin, Inc., issued $17,000 principal amount of notes (the "Notes").
The Notes bear interest at the rate of 7.53% per annum with monthly payments, including interest, beginning at approximately $230 and increasing to approximately $340 with maturity on November 30, 2002. The Notes are collateralized by all assets utilized in the Wisconsin program. At September 30, 1996, the unpaid principal balance is $16,010.

In January 1996, the Company acquired Systems Control, Inc., a Washington corporation (SC-WA), the operator of the centralized emissions testing program in the State of Washington. At the time of the acquisition, SC-WA had debt outstanding under a credit agreement. As of September 30, 1996, the outstanding balance is $11,654 and bears interest at various rates with an effective rate of 8.64% at September 30, 1996 and is collateralized by all real property of the vehicle emissions program in the State of Washington. This agreement requires monthly payments of approximately $240 with a balloon payment at maturity on December 31, 1999 of $4,500. This credit agreement requires a cash collateral amount of $600 as of September 30, 1996 and through maturity and requires certain covenants related to tangible net worth, capital ratio, cash flow ratio and distributions of SC-WA be maintained.

In June 1996, the Company issued $14,345 principal amount of notes for the Indiana program. The notes bear interest at the rate of 7.82% per annum with quarterly payments, including

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)


interest of approximately $540 and mature in 2006. Principal payments begin June 1997. The notes are collateralized by all assets utilized in the Indiana program.

The other long-term debt matures as follows:

    1997                                   $3,880
    1998                                    5,289
    1999                                    5,779
    2000                                    9,441
    2001                                    4,510
    Thereafter                             13,110
                                          -------
    Total principal payments               42,009
    Less current portion                   (3,880)
                                          -------
                                          $38,129
                                          -------
                                          -------

12. STOCK OPTIONS:

The Company has adopted a Stock Option Plan (the "Plan") providing for the grant of options to purchase shares of Class A Common Stock to certain employees of the Company and its subsidiaries and to Outside Directors (as defined) on an annual, nondiscretionary basis. The Plan provides for the grant of options intended to qualify as Incentive Stock Options ("ISOs") as defined by Section 422 of the Internal Revenue Code and options that do not qualify as ISOs ("NQSOs"). The exercise price per share for all ISOs generally may not be less than 100% of the fair market value on the date of grant. The exercise price per share for NQSOs may be less than, equal to or greater than the fair market value on the date of grant, but not less than par value, except that the exercise price for NQSOs granted to Outside Directors shall be the fair market value on the date of grant. Under the Plan, such options are exercisable according to a vesting schedule pursuant to the terms of each Option Agreement. Unless earlier terminated by the Board of Directors, the Plan will terminate in January 2003, 10 years after its effective date.

In 1993, pursuant to an agreement for consulting services, a director and principal stockholder of the Company was granted options to purchase 50,000 shares of Class A Common Stock at an exercise price of $9.75 per share and 50,000 shares at an exercise price of $14.00 per share. Options to purchase 25,000 shares of each of the foregoing options (an aggregate of 50,000)

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)


vested upon grant, with the remaining options vesting in September 1994. The unexercised options expire August 31, 1998.

The following table summarizes the status of, and changes in, options granted during the years ended September 30, 1996, 1995 and 1994:

                                    Shares Under           Option Price Per
                                        Option                   Share
                                    ------------           ----------------
Outstanding at October 1, 1993        2,451,305              $0.27 - $16.00
Granted                                 396,000             $16.00 - $22.00
Exercised                                     -                    -
Canceled                               (125,000)                $16.00
                                      ---------             ---------------
Outstanding at September 30, 1994     2,722,305              $0.27 - $22.00
Granted                                 457,500                  $6.13
Exercised                              (186,155)                 $0.27
Canceled and expired                   (787,000)            $15.88 - $22.00
Reissued                                454,000                 $6.13
                                      ---------             ---------------
Outstanding at September 30, 1995     2,660,650              $0.27 - $20.00
Granted                                 400,000              $2.75 - $2.80
Exercised                              (462,325)             $0.27 - $0.48
Canceled                               (185,000)             $0.27 - $16.00
                                      ---------             ---------------
Outstanding at September 30, 1996     2,413,325              $0.27 - $20.00
                                      ---------             ---------------
Options exercisable at:
September 30, 1994                    1,939,305
September 30, 1995                    1,664,150
September 30, 1996                    1,505,950

13. STOCKHOLDERS' EQUITY:

Envirotest Systems Corp. was incorporated on August 20, 1990 for the purpose of purchasing Hamilton Test Systems, Inc. ("HTS"), a wholly owned subsidiary of United Technologies Corporation (the "Prior Parent"). At the time of the HTS acquisition, a subsidiary of the Prior Parent had an equity interest in Envirotest of approximately 23.6% of the outstanding stock.

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)


Generally Accepted Accounting Principles require that a portion of the equity participation in Envirotest by the Prior Parent be valued using the carry-over basis of its equity interest in HTS prior to the acquisition. Accordingly, a portion of HTS' assets were recorded at the book value of the Prior Parent. The effect of the predecessor carry-over basis ($5,578) is reflected as a component of stockholders' equity.

Payment of cash dividends is restricted by the terms of the Indenture covering the Senior Subordinated Notes (under a formula based upon the consolidated net income of the Company plus proceeds of equity offerings, and subject to the maintenance of a certain consolidated fixed charge coverage ratio).

14. INCOME TAXES:

Income (loss) before income taxes and income tax expense (benefit) for the years ended September 30, 1996, 1995 and 1994 are shown below:

                                            1996          1995          1994
                                          --------      --------       ------
Income (loss) before income taxes:
Domestic operations                       $(18,938)     $(16,105)      $3,165
Foreign operations                            (488)          601          421
                                          --------      --------       ------
    Total                                  (19,426)      (15,504)       3,586
                                          --------      --------       ------

Income tax:
Domestic operations:
    Current                                    162           350          592
    Deferred                                 5,161        (1,159)         515
                                          --------      --------       ------
    Total domestic                           5,323          (809)       1,107
                                          --------      --------       ------

Foreign operations:
    Current                                                               152
    Deferred                                   315           166          153
                                          --------      --------       ------
    Total foreign                              315           166          305
                                          --------      --------       ------

    Total                                   $5,638         $(643)      $1,412
                                          --------      --------       ------
                                          --------      --------       ------

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)

The Company's tax expense (benefit) differs from the expense (benefit) calculated using the statutory federal income tax rate for the following reasons:

                                                1996         1995        1994
                                              -------      -------      ------
Tax expense (benefit) at statutory
  federal income tax rate                     $(6,605)     $(5,271)     $1,219

Increase (decrease) resulting from:
    Goodwill amortization                          66           66          66
Nondeductible expenses                            179          172          70
    Adjustments of the valuation allowance     13,044        5,400         895
    State income taxes, net of federal
       tax benefit                               (837)      (1,162)     (1,021)
    Foreign taxes, net of federal
       tax benefit                                (52)         152         138
    Other                                        (157)           -          45
                                               ------       ------      ------
Total income tax expense (benefit)             $5,638       $ (643)     $1,412
                                               ------       ------      ------

The components of deferred tax balances as of September 30, 1996 and 1995 are as follows:

                                                   1996           1995
                                                  ------         ------
Deferred taxes:
 Accrued vacation pay                               $551           $607
 Charitable contributions                            372            351
 Other liabilities                                 3,007          1,659
  Pennsylvania settlement reserves                 2,972            ---
  Net operating loss carryforwards                20,268          15,840
  Difference between financial reporting
       and tax bases of fixed
       and intangible assets                      (7,718)         (6,369)
  Valuation allowance                            (19,452)         (6,612)
                                                 -------          ------
Net deferred taxes                                    $0          $5,476
                                                 -------          ------

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)


The net change in the valuation allowance for the deferred tax assets of the Company is as follows:


                                                    1996         1995
                                                   ------       ------
Beginning balance                                  $6,612       $1,212
Adjustment of valuation allowance
    due to a reassessment of the
    realizability of deferred tax assets           12,840        5,400
                                                  -------       ------
Ending balance                                    $19,452       $6,612
                                                  -------       ------
                                                  -------       ------

At September 30, 1996 the Company had federal net operating loss carryforwards for federal tax purposes of approximately $46,418. The amounts expire between 2006 and 2011. The state loss carryforwards vary in amount and expiration date depending upon the jurisdiction.

15. DEFINED CONTRIBUTION PLAN AND SUPPLEMENTAL RETIREMENT PLAN:

The Company has adopted a defined contribution 401(k) plan (the "Plan") covering substantially all of its employees. Eligible employees may contribute up to 16% of base compensation to the Plan. The Company has an optional matching program where the Company can match 50% of the employee's first 6% of contribution. Company-matched contributions vest in full after three years of an employee's credited service to the Company. The Company also has an option to make additional profit-sharing contributions equal to 2% of the base salary of each Plan participant. Defined contribution expense for the Company was approximately $696, $586 and $578, for the years ended September 30, 1996, 1995 and 1994, respectively.

The Company has supplemental employee retirement plans covering six of its key employees or former employees. The plan benefits for each employee range from $13 to $100 per year commencing at age 65 for a period of ten years payable in equal monthly installments. The plans also provide death and disability benefits in the event of the death or total disability of an employee while employed by the Company. The Company's policy is to fund the plan through certain life insurance policies or through the general unrestricted assets of the Company. Supplemental retirement expense for the Company was approximately $119, $511 and $118, for the years ended September 30, 1996, 1995 and 1994, respectively.

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)


16. RELATED PARTY TRANSACTIONS:

In 1993, the Company entered into a three-year agreement for consulting services with a director and principal stockholder of the Company. The agreement provides for a base consulting fee of $240 plus expenses annually for the first year and $120 annually thereafter, as well as the grant of options. For the years ended September 30, 1996, 1995 and 1994, the Company expensed $120, $122 and $247, respectively, under this agreement.

As the Company has previously disclosed in its periodic reports filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, the facilities and assets utilized by the Company in the Cuyahoga County, Ohio I/M testing program (the "Ohio Assets") and the Tennessee I/M testing program (the "Tennessee Assets") were leased to the Company pursuant to separate Sale and leaseback Agreements with Kane Partners, L.P. ("Kane Partners"). Richard Gelfond, a director of the Company, is Vice President of the General Partner of Kane Partners and holds a 25% limited partnership interest in Kane Partners. Chester C. Davenport, Chairman of the Company, holds a 25% limited partnership interest in Kane Partners. In November 1992, Kane Partners acquired the underlying leasehold property and the related rights and obligations from the original lessors of the Ohio and Tennessee Assets.

The statute and regulations governing Ohio's new I/M 240 test program require that the land and buildings be owned by a third party having no affiliation with the operator of the program. The Ohio program is divided into four separate zones, three of which were subject to competitive bid and, when awarded, complied with this requirement. The fourth zone, Cuyahoga County, was subject to an existing contract held by Envirotest at the time contracts for the other zones were awarded by the State (two of which were awarded to the Company). As a condition to entering into a new 10 year contract with Envirotest to conduct I/M 240 vehicle inspections in Cuyahoga County, Ohio (and not submitting this zone to a competitive bid), the State of Ohio required Envirotest to comply with its new I/M legislation and caused Kane Partners to divest its ownership interest in the Ohio Assets. Accordingly, the third party developer utilized approximately $10,000 of the net proceeds of the Authority offering described in Note 17 to acquire ownership of the Ohio Assets that will be utilized in the new Cuyahoga County, Ohio program to be operated by the Company. As a result, the land and buildings utilized by the Company under its three Ohio I/M 240 program contracts will be owned by the developer and leased to the Company.

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)


In connection with the negotiations related to the Ohio Assets, the Company agreed to purchase from Kane Partners the Tennessee Assets for $1,800 and one Ohio test site that will not be utilized in the new test program for $300, for an aggregate purchase price of $2,100. Although Tennessee Assets and Ohio Assets have been subject to separate sale and leaseback agreements, the assets have served as functional security for a financing provided to the Company in 1990 and were held by Kane Partners since 1992 for the same purpose. Kane Partners utilized a portion of the aggregate proceeds received by it from the sale of the Ohio Assets and Tennessee Assets to retire certain debt obligations held by Chemical Venture Partners and Apollo Advisors, L.P., affiliates of which are directors of the Company and beneficially own approximately 14% and 17%, respectively, of the Company's outstanding Class A Common Stock. These debt obligations were incurred by Kane Partners in connection with its initial acquisition of the Ohio Assets and Tennessee Assets.

In connection with the evaluation and approval of the acquisition of the Ohio Assets and the Tennessee Assets, and as required by the Senior Notes debt covenants, a committee of disinterested directors of the Company retained an independent financial advisor which rendered an opinion stating that (i) the purchase price paid for the Ohio Assets and Tennessee Assets (collectively, the "Purchase Price") was fair to the public shareholders of the Company from a financial point of view, and (ii) the Purchase Price was fair and reasonable to the Company from a financial point of view and was on financial terms which are at least as favorable as financial terms which could be obtained by the Company in a comparable transaction made on an arm's length basis with persons who are not related persons.

As discussed in Note 17, the Company leased land and facilities in Ohio and Nashville, Tennessee from Kane Partners during 1994 and 1995. Total lease expenses under these leases were approximately $1,567 and $2,084 for the years ended September 30, 1995 and 1994, respectively.

17. CAPITAL LEASE AND LONG-TERM DEBT OBLIGATION:

On June 30, 1995, the Ohio Air Quality Development Authority (Authority) issued $64,380 of bonds with a 8.1% interest rate to finance the costs of the acquisition, construction, renovation and equipping of the Company's emissions testing network in Ohio. The bonds are subject to mandatory sinking fund redemption and are due December 31, 2005. The land and buildings are

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)


owned by a developer (the "Developer") and leased to the Company pursuant to a capital lease. The equipment is owned by the Company. The Developer and the Company separately have entered into loan agreements with the Authority under which the payments will provide for timely payment of principal and interest on the bonds. The Developer and the Company have entered into a master lease agreement pursuant to which the developer will lease the land and buildings to the Company. The proceeds are held in trust pending use of the funds and the unexpended proceeds are reflected on the Company's balance sheet as restricted cash.

Pursuant to the master lease and loan agreements, all revenues from the operation of the Ohio emissions testing network are paid into certain accounts held by the Trustee pursuant to a cash management services agreement. The excess of revenues from operations over the amount required to be paid monthly to the Authority under the loan agreements and to the Ohio Environmental Protection Agency per the contracts will be available to the Company. The bonds are collateralized by all Ohio program assets.

The future minimum annual payments under the master lease and Company loan agreement for fiscal years ending September 30, are as follows:

        1997                                      $10,430
        1998                                        9,623
        1999                                        9,617
        2000                                        9,638
        2001                                        9,636
        Thereafter                                 40,894
                                                  -------
        Total minimum payments                     89,838
        Amount representing interest              (26,943)
                                                  -------
        Present value of minimum payments          62,895
        Less current portion                       (4,740)
                                                  -------
                                                  $58,155
                                                  -------

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)


18. OPERATING LEASES:

The Company is obligated under noncancelable operating leases for the building sites in Vancouver, British Columbia. The Vancouver lease runs for seven years ending August 31, 1999, with monthly payments averaging approximately $300. The Company has the option to renew this lease for an additional seven year period.

As of September 30, 1996, approximate future minimum lease commitments under noncancelable operating leases are as follows:

             1997             $5,225
             1998              5,068
             1999              4,643
             2000                922
             2001                711
             Thereafter          615
                             -------
                             $17,184
                             -------

Rental expense for the years ended September 30, 1996, 1995 and 1994 was approximately $4,112, $6,406 and $5,944, respectively, net of sublease income of approximately $289 and $40 for 1996 and 1995, respectively.

19. COMMITMENTS AND CONTINGENCIES:

The Company's principal commitments at September 30, 1996 consisted of construction contracts of approximately $4,900 of which $1,800 has already been incurred for the Indiana program.

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)


The Company has several performance bonds on its long-term contracts. These bonds are required by the contracts and vendor agreements in the event the Company cannot perform and complete the contracts and agreements. In addition, a bank holds a letter of credit in the amount of $2,400 guaranteed by the Company in connection with its performance obligations in respect of the Washington State contract. In the opinion of management, the Company will be able to fulfill the requirements of the long-term contracts and leases.

The State of Connecticut has made certain claims stating that the Company owes the State $2,400 plus accruing amounts for certain cost savings in the start up of the enhanced testing program in Connecticut. The Company cannot predict the outcome of this complaint. However, the Company believes that it has sufficient defense against these claims.

In October 1996, a class action lawsuit was filed asserting the 10 year contract between Ohio Environmental Protection Agency (OEPA) and the Company is unconstitutional and, thus, void. The complaint does not request money damages, except for attorney fees and costs, but seeks to have the Ohio motor vehicle emission inspection program and the Company's contract enjoined and declared unconstitutional. Subsequently, the Company filed its motion to intervene as an additional party defendant in order to protect its interest in the contract challenged by the plaintiffs' action. The Company believes that it has valid defenses to the claims contained in the complaint and intends to defend the matter vigorously.

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)


The Company is a party to various other legal proceedings and claims in the ordinary course of business. Although the claims cannot be estimated, in the opinion of management, the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations.

20. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

The following is a summary of the Company's quarterly results of operations for the years ended September 30, 1996 and 1995:

                                               1996 QUARTERS ENDED
                                     DEC. 31    MAR. 31    JUN. 30    SEP. 30
-----------------------------------------------------------------------------
Total contract revenues              $28,184    $30,024    $32,556    $33,708
Gross profit                           6,292      1,812      7,416      6,803
Net income (loss)                      5,588    (16,415)    (6,337)    (7,900)
Earnings (loss) per common and
 common equivalent share               $0.32     $(0.99)    $(0.38)    $(0.46)
Earnings (loss) per common share -
 assuming full dilution                $0.32     $(0.99)    $(0.38)    $(0.46)


                                               1995 QUARTERS ENDED
                                     DEC. 31    MAR. 31    JUN. 30    SEP. 30
-----------------------------------------------------------------------------
Total contract revenues              $22,745    $24,149    $29,066    $28,797
Gross profit                           9,929      6,849      8,133      6,749
Net loss                                (211)    (1,837)    (2,409)   (10,404)
Loss per common and common
 equivalent share                      $(0.01)   $(0.12)    $(0.15)    $(0.64)
Loss per common share -
 assuming full dilution                $(0.01)   $(0.12)    $(0.15)    $(0.64)

21. FOREIGN OPERATIONS:

The Company's contract revenues from its foreign subsidiary, which is located in Vancouver, British Columbia, Canada were approximately $10,147, $12,285 and $13,450 for the years ended

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)


September 30, 1996, 1995 and 1994, respectively, and were earned from a single customer. Identifiable assets of the foreign subsidiary totaled approximately $6,913, $5,686 and $6,221 at September 30, 1996, 1995 and 1994,
respectively. The foreign subsidiary had a gross profit of approximately $572, $1,875 and $2,464 for the years ended September 30, 1996, 1995 and 1994, respectively.

22. SUMMARIZED SEPARATE FINANCIAL INFORMATION:

The Company's consolidated subsidiaries, Envirotest Technologies, Inc. ("ETI"), Remote Sensing Technology, Inc. and Envirotest Partners ("Partners") are guarantors of the Senior Notes and Notes. The total assets, net equity and net income of all the subsidiaries not guaranteeing the Senior Notes and Notes are less than ten percent of the respective amounts reported in the consolidated financial statements. As required by Rule 3-10(a) of Regulation S-X, this footnote sets forth the summarized financial information of the guarantor subsidiaries as of September 30, 1996 and 1995 and for the years ended September 30, 1996, 1995 and 1994.

In accordance with Staff Accounting Bulletin No. 73, the summarized financial information reflects the push down of the Company's debt, related interest expense and allocable debt issue costs associated with the Company's acquisition of ETI. In addition, as required by Staff Accounting Bulletin No. 55, the summarized financial information reflects all of the expenses that the Company incurred on the guarantors' behalf. Except for interest expense, certain general and administrative expenses and income taxes, expenses are separately identifiable and therefore, charged directly to the guarantors. Interest expense is allocated based on the amount of debt related to the acquisition of ETI; common general and administrative expenses are allocated based on management's assessment of the actual costs associated with the guarantors' operations; and income tax expense is provided in the guarantors' financial data on a separate return basis. Management believes that the methods used to allocate expenses to the guarantors are reasonable.

ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLAR AMOUNTS IN THOUSANDS)


COMBINED SUMMARIZED BALANCE SHEET DATA
SEPTEMBER 30, 1996 AND 1995

                                                            1996     1995
---------------------------------------------------------------------------
ASSETS
Current assets                                           $  8,193  $  5,886
Non-current assets                                        129,046   250,961
                                                         --------  --------
   Total assets                                          $137,239  $256,847
                                                         --------  --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Due to parent                                            $ 18,535  $144,596
Other current liabilities                                   8,191    10,242
                                                         --------  --------
   Total current liabilities                               26,726   154,838
Non-current liabilities                                    84,459    80,074
Stockholders' equity                                       26,054    21,935
                                                         --------  --------
   Total liabilities and stockholders' equity            $137,239  $256,847
                                                         --------  --------

COMBINED SUMMARIZED STATEMENTS OF OPERATIONS DATA
FOR THE YEARS ENDED SEPTEMBER 30, 1996, 1995 AND 1994

                                                     1996      1995      1994
------------------------------------------------------------------------------
Contract revenues                                  $30,743   $45,047   $52,317
Gross profit                                        20,530    24,379    30,216

Net income                                           4,114     4,948    10,726

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors is incorporated by reference to the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement"). Information regarding executive officers of the Company, included herein under the caption, "Executive Officers of the Company" in Part I, Item 1 herein, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    Incorporated by reference to the Company's 1997 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Incorporated by reference to the Company's 1997 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Incorporated by reference to the Company's 1997 Proxy Statement.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)1 FINANCIAL STATEMENTS

    ENVIROTEST SYSTEMS CORP.

    Consolidated Balance Sheets at September 30, 1996 and 1995.

    Consolidated Statements of Operations for the years ended September 30, 1996, 1995 and 1994.

    Consolidated Statements of Stockholders' Equity for the years ended September 30, 1996, 1995 and 1994.

    Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995 and

    1994.

    Notes to Consolidated Financial Statements

    Report of Independent Accountants.

    (a)2 FINANCIAL STATEMENTS SCHEDULES

    Schedule II -- Valuation and Qualifying Accounts

    Schedules other than that listed above are omitted because they are not required or are not applicable, or because the information is furnished elsewhere in the financial statements or the notes thereto.

    (a)3 EXHIBITS

    3.1  Restated Certificate of Incorporation of Envirotest Systems Corp.
         (f)

    3.2  First Amended and Restated Bylaws of Envirotest Systems Corp. (j)

    3.4  Restated Certificate of Incorporation of Envirotest Technologies,
         Inc. (j)

    3.5  Restated Bylaws of Envirotest Technologies, Inc. (g)

    3.6  Second Amended and Restated Bylaws of Envirotest Systems Corp.

    4.1 Indenture, dated as of April 1, 1993, by and among Envirotest Systems Corp., as issuer, Envirotest Technologies, Inc., as guarantor, and First Trust National Association, as trustee, governing the 9 5/8% Senior Subordinated Notes due 2003 of Envirotest Systems Corp. (f)

    4.2 Indenture, dated as of March 15, 1994, by and among Envirotest Systems Corp., as issuer, Envirotest Technologies, Inc., as guarantor and First Trust National Association, as trustee, governing the 9 1/8% Senior Notes due 2001 of Envirotest Systems Corp. (h)

    4.3 First Supplemental Indenture, dated as of March 16, 1994, by and among Envirotest Systems Corp., as issuer, Envirotest Technologies, Inc., Remote Sensing Technologies, Inc. and Envirotest Partners, as guarantors, and First Trust National Association, as trustee, governing the 9 5/8% Senior Subordinated Notes due 2003 of Envirotest Systems Corp. (h)

    4.4 Second Supplemental Indenture, dated as of May 28, 1994, by and among Envirotest Systems Corp., as issuer, Envirotest
         Technologies, Inc., Remote Sensing

         Technologies, Inc. and Envirotest Partners, as guarantors, and First Trust National Association, as trustee, governing the 9 5/8%
         Senior Subordinated Notes due 2003 of Envirotest Systems Corp. (j)

    4.5 First Supplemental Indenture, dated as of March 15, 1994, by and among Envirotest Systems Corp., as issuer, Envirotest Technologies, Inc., Remote Sensing Technologies, Inc. and Envirotest Partners, as guarantors, and First Trust National Association, as trustee, governing the 9 1/8% Senior Notes due 2001 of Envirotest Systems Corp. (j)

    4.6 Third Supplemental Indenture, dated as of January 30, 1996, by and among Envirotest Systems Corp., Envirotest Technologies, Inc., Remote Sensing Technologies, Inc., Envirotest Partners, Envirotest Acquisition Co., Systems Control, Inc., as guarantors, and First Trust National Association, as trustee, governing the 9 5/8% Senior Subordinated Notes due 2003 of Envirotest Systems Corp. (p)

    4.7 Second Supplemental Indenture dated as of January 30, 1996 by and among, Envirotest Systems Corp., Envirotest Technologies, Inc., Remote Sensing Technologies, Inc., Envirotest Partners, Envirotest Acquisition Co., Systems Control, Inc., as guarantors, and First Trust National Association, as trustee governing the 9 1/8% Senior Notes due, 2001 of Envirotest Systems Corp. (p)

    4.8 Trust Indenture between Indiana Finance Authority and Old National Trust Company, dated June 1, 1996. (p)

   10.1  Amended and Restated Stockholders' Agreement, dated as of
         April 10, 1992, by and among Envirotest Systems Corp., Georgetown Partners Limited Partnership, Gnitrow Ltd., Equico Capital Corporation, Amoco Venture Capital Company, UNC Ventures II, L.P., UNC Ventures, Inc., MESBIC Ventures, Inc., Internationale Nederlanden (U.S.) Finance Corporation, Skopbank, Apollo Investment Fund, L.P., Chemical Equity Associates, and each of the individuals listed on the Schedule of Security holders attached thereto. (a)

   10.2  Amendment No. 1 to Amended and Restated Stockholders'
         Agreement, dated as of November 10, 1992, by and among Envirotest Systems Corp. and the Management Stockholders signatory thereto. (a)

   10.3 Stock Purchase Agreement, dated January 23, 1992, by and between Envirotest Systems Corp. and SD-Scicon plc. (a)

   10.4 Sale and Leaseback Agreement, dated as of December 14, 1990, by and between

         Hamilton Test Systems Ohio, Inc., as Lessor, and
         Hamilton Test Systems, Inc., as Lessee. (a)

   10.5 Amendment No. 1 to Sale and Leaseback Agreement, dated as of December 14, 1990, by and between Hamilton Test Systems Ohio, Inc., as Lessor, and Hamilton Test Systems, Inc., as Lessee. (a)

   10.6 Lease Supplement No. 1, dated December 21, 1990, by and between Hamilton Test Systems Ohio, Inc., as Lessor, and Hamilton Test Systems, Inc., as Lessee. (a)

   10.7 Lease Supplement No. 1, dated February 4, 1991, by and between Hamilton Test Systems Ohio, Inc., as Lessor, and Hamilton Test Systems, Inc., as Lessee. (a)

   10.8 Lease Supplement No. 2, dated March 28, 1991, by and between Hamilton Test Systems Ohio, Inc., as Lessor, and Hamilton Test Systems, Inc., as Lessee. (a)

   10.9  Amendment No. 2 to Sale and Leaseback Agreement, dated as of
         July 12, 1991, by and between Hamilton Test Systems Ohio, Inc., as Lessor, and Hamilton Test Systems, Inc., as Lessee. (a)

   10.10 Amendment No. 3 to Sale and Leaseback Agreement, dated as of
         April 10, 1992, by and between Hamilton Test Systems Ohio, Inc., as Lessor, and Hamilton Test Systems, Inc., as Lessee. (a)

   10.11 Amendment No. 4 to Sale and Leaseback Agreement, dated as of November 17, 1992, by and between Kane Partners, L.P., as Lessor, and Hamilton Test Systems, Inc., as Lessee. (a)

   10.12 Sale and Leaseback Agreement, dated as of December 14, 1990, by and between Hamilton Test Systems Nashville, Inc., as Lessor, and Hamilton Test Systems, Inc., as Lessee. (a)

   10.13 Lease Supplement No. 1, dated February 4, 1991, by and between Hamilton Test Systems Nashville, Inc., as Lessor, and Hamilton Test Systems, Inc., as Lessee. (a)

   10.14 Lease Supplement No. 2, dated March 11, 1991, by and between Hamilton Test Systems Nashville, Inc., as Lessor, and Hamilton Test Systems, Inc., as Lessee. (a)

   10.15 Amendment No. 1 to Sale and Leaseback Agreement, dated as of July 12, 1991, by and between Hamilton Test Systems Nashville, Inc., as Lessor, and Hamilton Test Systems, Inc., as Lessee. (a)

   10.16 Lease Supplement No. 3, dated March 28, 1991, by and between Hamilton Test Systems Nashville, Inc., as Lessor, and Hamilton Test Systems, Inc., as Lessee. (a)

   10.17 Lease Termination, dated as of August , 1991, by and between Hamilton Test Systems Nashville, Inc., as Lessor, and Hamilton Test Systems, Inc., as Lessee. (a)

   10.18 Amendment No. 2 to Sale and Leaseback Agreement, dated as of April 10, 1992, by and between Hamilton Test Systems Nashville, Inc., as Lessor, and Hamilton Test Systems, Inc., as Lessee. (a)

   10.19 Supplementary Agreement dated as of July 12, 1991, by and between Hamilton Test Systems Nashville, Inc., as Lessor, and Hamilton Test Systems, Inc., as Lessee. (a)

   10.20 Ebco-Hamilton Partnership Agreement, dated for reference
         August 30, 1991, by and among Ebco Automotive Testing Holdings, Ltd., Hamilton Test Systems (BC) Ltd., Ebco-Hamilton Test Systems Ltd., Ebco Industries Ltd. and Hamilton Test Systems, Inc. (a)

   10.21 Management Agreement, dated for reference August 30, 1991, by and between Hamilton Test Systems, Inc. and Ebco-Hamilton Partners.
         (a)

   10.22 Form of Lease entered into by Ebco-Hamilton Partners and Intrawest Development Corporation for real estate and improvements used for program facilities in the British Columbia I/M program.
         (a)

   10.23 Development and Exclusive License Agreement, dated May 15,
         1991, by and among Colorado Seminary (d/b/a the University of Denver), Systems Control, Inc., Sun Electric Corporation, Donald H. Stedman, Ph.D and Gary A. Bishop, Ph.D. (a)

   10.28 Employment Agreement, dated as of July 1, 1992, by and between Hamilton Test Systems, Inc. and Ronald M. Lancaster. (a)

   10.30 Employment Agreement, dated as of January 1, 1993, by and between Envirotest Systems Corp. and Chester C. Davenport. (c)

   10.32 Supplemental Retirement Plan Agreement, dated as of
         September 1, 1991, by and between Hamilton Test Systems, Inc. and Sylvia C. Edmonds. (a)

   10.34 Envirotest Systems Corp. Stock Option Plan, dated as of
         January 21, 1993. (d)

   10.35 Motor Vehicle Emissions Inspection Maintenance Program
         Agreement, dated for
         reference April 15, 1991, by and between Her
         Majesty the Queen in Right of the Province of British Columbia and Ebco-Hamilton Test Systems Ltd., and Guaranteed by Hamilton Test Systems, Inc. (a)

   10.36 Request for Proposal for the Design, Construction and
         Operation of a Motor Vehicle Emissions, Inspection, and Maintenance Program for the Lower Mainland of British Columbia, dated
         September 28, 1990, as revised March 29, 1991. (a)

   10.37 Technical Proposal, consisting of Volume IV Design/Operational Proposal and Volume IV Appendices, submitted by Hamilton Test Systems, Inc. in cooperation with the Ebco Group, dated
         November 30, 1990. (a)

   10.38 Motor Vehicle Emissions Inspection and Maintenance Program Assignment and Assumption Agreement, dated for reference August 30, 1991, by and between Her Majesty the Queen in Right of the Province of British Columbia and Ebco-Hamilton Test Systems Ltd., as Assignor, and Ebco-Hamilton Test Systems Ltd., Ebco Automotive Testing Holdings Ltd. and Hamilton Test Systems (B.C.) Ltd., carrying on business as Ebco-Hamilton Partners, as Assignee. (a)

   10.39 Guarantee Agreement, dated for reference August 30, 1991, by and between Hamilton Test Systems, Inc., as Guarantor, and the Queen in Right of the Province of British Columbia. (a)

   10.40 Motor Vehicle Emissions Inspection and Maintenance Program Amendment No. 1, dated for reference May 15, 1991, by and between Her Majesty the Queen in Right of the Province of British Columbia and Ebco-Hamilton Test Systems Ltd., Ebco Automotive Testing Holdings Ltd. and Hamilton Test Systems (B.C.) Ltd., carrying on business as Ebco-Hamilton Partners. (a)

   10.41 Motor Vehicle Emissions Inspection and Maintenance Program Amendment No. 2, dated for reference May 31, 1991, by and between Her Majesty the Queen in Right of the Province of British Columbia and Ebco-Hamilton Test Systems Ltd., Ebco Automotive Testing Holdings Ltd. and Hamilton Test Systems (B.C.) Ltd., carrying on business as Ebco-Hamilton Partners. (a)

   10.42 Motor Vehicle Emissions Inspection and Maintenance Program Amendment No. 3, dated for reference December 13, 1991, by and between Her Majesty the Queen in Right of the Province of British Columbia and Ebco-Hamilton Test Systems Ltd., Ebco Automotive Testing Holdings Ltd. and Hamilton Test Systems (B.C.) Ltd., carrying on business as Ebco-Hamilton Partners. (a)

   10.43 Motor Vehicle Emissions Inspection and Maintenance Program Amendment No. 4, dated for reference April 1, 1992, by and between Her Majesty the Queen in Right of the Province of British Columbia and Ebco-Hamilton Test Systems Ltd., Ebco Automotive Testing Holdings Ltd. and Hamilton Test Systems (B.C.) Ltd., carrying on business as Ebco-Hamilton Partners. (a)

   10.44 Contract for the Establishment and Operation of Motor Vehicle Inspection Program Facilities for the State of Connecticut, dated as of December 31, 1987, by and between the State of Connecticut and Hamilton Test Systems, Inc. (a)

   10.45 Extension and Modification of Contract between the State of Connecticut and Hamilton Test Systems, Inc. for the Establishment and Operation of Motor Vehicle Inspection Program Facilities Dated December 31, 1987, dated as of May 20, 1992, by and between the State of Connecticut and Hamilton Test Systems, Inc. (a)

   10.46 Change Order to Contract between the State of Connecticut and Hamilton Test Systems, Inc. for the Establishment and Operation of Motor Vehicle Inspection Program Facilities Dated December 31, 1987, as Modified by an Extension and Modification Agreement Effective May 20, 1992, dated as of July 30, 1992, by and between the State of Connecticut and Hamilton Test Systems, Inc. (a)

   10.47 Contract for Motor Vehicle Inspection Program (for Zone
         3 -- Palm Beach County), dated as of January 31, 1990, by and between the State of Florida, the Department of Highway Safety and Motor Vehicle, and Systems Control, Inc. (Contract No. MO169). (a)

   10.48 Request for Proposal No. 3646-89 for the Establishment and Operation of the Motor Vehicle Inspection Program issued by the State of Florida. (a)

   10.49 Proposal to the Florida Department of Highway Safety and Motor Vehicles in response to RFP 3646-89 submitted by Systems Control, Inc. for Zones 3 and 5. (a)

   10.50 Amendment No. 1 to the Motor Vehicle Inspection Program
         Contract No. MO169, dated February 1, 1990, by and between the State of Florida, the Department of Highway Safety and Motor Vehicles, and Systems Control, Inc. (a)

   10.51 Contract for Motor Vehicle Inspection Program (for Zone
         5 -- Dade County), dated as of January 31, 1990, by and between the State of Florida, the Department of Highway Safety and Motor Vehicle, and Systems Control, Inc. (Contract No. MO171). (a)

   10.52 Amendment No. 1 to the Motor Vehicle Inspection Program
         Contract No. MO171, dated February 1, 1990, by and between the State of Florida, the Department of

         Highway Safety and Motor
         Vehicle, and Systems Control, Inc. (a)

   10.53 Professional Services Agreement, dated October 31, 1990, by and between the Illinois Environmental Protection Agency and Systems Control, Inc. (Agency Agreement No. VI-1024). (a)

   10.54 Illinois Environmental Protection Agency's Scope of Services for the Extension of the Vehicle Emission Test Program, dated October 31, 1990. (a)

   10.55 License Agreement, dated October 31, 1990, by and between the Illinois Environmental Protection Agency and Systems Control, Inc.
         (a)

   10.56 Technical Proposal for the Extension of the Illinois Vehicle Emission Test Program submitted by Systems Control, Inc. (a)

   10.57 Amendment No. 1 to Professional Services Agreement Number VI-1024, dated April 8, 1991, by and between the Illinois Environmental Protection Agency and Systems Control, Inc. (a)

   10.58 Amendment No. 2 to Professional Services Agreement Number VI-1024, dated May 1, 1991, by and between the Illinois
         Environmental Protection Agency and Systems Control, Inc. (a)

   10.59 Contract-VI-1, dated July 31, 1985, by and between the Illinois Environmental Protection Agency and Systems Control, Inc.
         (a)

   10.60 Request for Proposal for the Illinois Motor Vehicle Emissions Inspection Program, dated January 1985. (a)

   10.61 Contract No. DOT-MDE-92-001 for Establishment and Operation of a Vehicle Emissions Inspection Program, dated as of January 1, 1992, by and between the State of Maryland (the Department of Transportation, the Motor Vehicle Administration and the Department of the Environment) and Systems Control, Inc. (a)

   10.62 Invitation for Bids for Contract DOT-MDE-88-001, dated May 9,
         1988. (a)

   10.63 Technical Offer submitted by Systems Control, Inc. to the State of Maryland, dated June 27, 1988. (a)

   10.64 Systems Control, Inc.'s letter to the State of Maryland, dated June 26, 1991. (a)

   10.65 General Conditions of the Contract for the Establishment and Operation of Motor Vehicle Inspection/Maintenance Program for the State of Minnesota, dated as of July 18, 1990, by and between the State of Minnesota, acting through the Pollution Control Agency, and Systems Control, Inc., doing business in Minnesota as Systems Control Vehicle Testing, Inc. (a)

   10.66 Request for Proposal for the Establishment and Operation of Motor Vehicle Inspection/Maintenance Program for the State of Minnesota Pollution Control Agency, dated November 20, 1989. (a)

   10.67 Proposal submitted by Systems Control, Inc. to the State of Minnesota Pollution Control Agency in response to the Request for Proposal. (a)

   10.68 Amendment No. 1 to the General Conditions of the Contract for the Establishment and Operation of Motor Vehicle Inspection/Maintenance Program for the State of Minnesota, dated as of June 17, 1991, by and between the State of Minnesota, acting through the Pollution Control Agency, and Systems Control, Inc., doing business in Minnesota as Systems Control Vehicle Testing, Inc. (a)

   10.69 Amendment No. 2 to the General Conditions of the Contract for the Establishment and Operation of Motor Vehicle Inspection/Maintenance Program for the State of Minnesota, dated as of May 15, 1992, by and between the State of Minnesota, acting through the Pollution Control Agency, and Systems Control, Inc., doing business in Minnesota as Systems Control Vehicle Testing, Inc. (a)

   10.70 Term Contract for Establishment and Performance of a Vehicular Tailpipe Emissions Inspection Program for Cuyahoga County, dated December 28, 1989, by and between the State of Ohio, the Ohio Environmental Protection Agency (through the Department of Administrative Services), and Hamilton Test System, Inc. (Term Contract No. 680138-GS). (a)

   10.71 Ohio Environmental Protection Agency Invitation to Bid for a Vehicular Emissions Inspection Program for Cuyahoga County (Bid
         No.: 680138-GS). (a)

   10.72 Letter dated July 5, 1990 from the Ohio Environmental
         Protection Agency to Hamilton Test Systems, Inc. (a)

   10.73 Contract for Operation of Vehicle Inspection and Maintenance Program, dated July 1990, by and between the Metropolitan Government of Nashville and Davidson County and Hamilton Test Systems, Inc. (a)

   10.74 Terms and Specifications to Establish and Operate a Vehicle Inspection and

         Maintenance Program for Nashville and Davidson
         County. (a)

   10.75 Proposal submitted by Hamilton Test Systems, Inc. to the
         Metropolitan Government of Nashville and Davidson County. (a)

   10.76 Extension of the Contract for the Continued Operation of Motor Vehicle Emissions Inspection and Maintenance Program Facilities for the State of Wisconsin, dated as of August 1, 1988, by and between the State of Wisconsin, the Department of Transportation, and Hamilton Test Systems, Inc. (a)

   10.77 Supplemental Agreement No. 5, dated as of March 23, 1989, by and between the State of Wisconsin, the Department of Transportation, and Hamilton Test Systems, Inc. (a)

   10.78 Extension and Modification of the Contract for the Continued Operation of Motor Vehicle Emissions Inspection and Maintenance Program Facilities for the State of Wisconsin, dated as of September 1, 1992, by and between the State of Wisconsin, the Department of Transportation, and Hamilton Test Systems, Inc. (a)

   10.79 Contract, dated September 30, 1992, by and between Hamilton Test Systems, Inc. and the Environmental Protection Agency. (b)

   10.80 Amendment No. 1 to Employment Agreement, dated as of
         January 1, 1993, by and between Hamilton Test Systems, Inc. and Ronald M. Lancaster. (c)

   10.83 Stockholders' Agreement, dated as of March 30, 1993, by and among Chester C. Davenport, Sylvia C. Edmonds, Georgetown Partners Limited Partnership, Chemical Equity Associates, A California Limited Partnership, TSG Ventures Inc., and the New Class B Holders. (e)

   10.84 Amendment No. 2 to Amended and Restated Stockholders'
         Agreement, dated as of March 30, 1993, by and among Envirotest Systems Corp., Georgetown Partners Limited Partnership,
         Kane Partners, L.P., TSG Ventures Inc. (f/k/a/ Equico Capital Corporation), Amoco Venture Capital Company, UNC Ventures II, L.P., UNC Ventures, Inc., MESBIC Ventures, Inc., Internationale Nederlanden (U.S.) Finance Corporation, Skopbank, Apollo Investment Fund, L.P., Chemical Equity Associates, and each of the individuals listed on the Schedule of Securityholders attached thereto. (e)

   10.85 Amendment No. 4 to Sale and Leaseback Agreement, dated as of
         March 30, 1993, by and between Kane Partners, L.P., as Lessor, and Hamilton Test Systems, Inc., as Lessee (relating to Tennessee property). (e)

   10.86 Amendment No. 5 to Sale and Leaseback Agreement, dated as of
         March 30, 1993, by and between Kane Partners, L.P., as Lessor, and Hamilton Test Systems, Inc., as Lessee (relating to Ohio property).
         (e)

   10.87 Agreement for Consulting Services, dated as of September 1,
         1993, by and between Envirotest Systems Corp. and Cheviot Capital Advisors Inc. (f)

   10.88 Contract for Centralized Emissions Inspection Facilities, dated November 11, 1993, by and between the Commonwealth of Pennsylvania, Department of Transportation, and Envirotest/Synterra Partners. (f)

   10.89 Request for Proposal for Pennsylvania's Centralized Vehicle Inspection/Maintenance (I/M) Program, RFP Number 111142, dated June 21, 1993. (f)

   10.90 An Agreement between the Colorado Department of Health, the Colorado Department of Revenue and Envirotest Systems Corp., dated February 22, 1994. (g)

   10.91 Contract between the State of Connecticut and Envirotest
         Systems Corporation for the Establishment and Operation of the Motor Vehicle Inspection Program Facilities for the State of Connecticut dated April 15, 1994. (h)

   10.92 Contract Between the Department of Environment and
         Conservation State of Tennessee and Envirotest Systems Corporation Dated May 12, 1994. (i)

   10.93 State of Ohio Environmental Protection Agency, Contract for Services with Envirotest Systems Corp., dated October 1994, for Montgomery, Clark and Greene Counties. (k)

   10.94 State of Ohio Environmental Protection Agency, Contract for Services with Envirotest Systems Corp., dated October 1994, for Summit, Portage, Medina, Lake, Lorain and Geauga Counties. (k)

   10.95 Agreement between the Wisconsin Department of Transportation and Envirotest Systems Corp. for the establishment and Operation of Motor Vehicle Emissions Inspection Facilities for the State of Wisconsin, dated January, 1995. (k)

   10.96 Employment Agreement, dated as of February 1, 1995 between Envirotest Systems Corp. and Ralph E. Reins. (k)

   10.97 State of Ohio Environmental Protection Agency, Contract for Services with Envirotest Systems Corp., dated April 25, 1995, for Cuyahoga County. (l)

   10.98 Separation, Release and Waiver Agreement, dated as of May 24, 1995 by and between the Company and William J. Beckham, Jr. (m)

   10.99 Agreement with State of California, dated June 1995. (m)

  10.100 General Release and Settlement Agreement, dated December 15,
         1995 between Envirotest, the Commonwealth of Pennsylvania and the Pennsylvania Department of Transportation. (n)

  10.101 Release of Claim and Dismissal of Litigation before the Commonwealth Court of the Commonwealth of Pennsylvania, dated December 18, 1995. (n)

  10.102 Contract between Bureau of Automotive Repairs for the State of California and Remote Sensing Technologies, Inc., dated July 13, 1995. (n)

  10.103 Employment Agreement between F. Robert Miller and Envirotest Systems Corp. dated January 26, 1996. (o)

  10.104 Amendment No. 3 to Contract L-90-5140 between the Metropolitan Government of Nashville and Davidson County and Envirotest Systems Corp. dated December 19, 1995. (o)

  10.105 Amendment No. 6 dated December 21, 1995 to Professional Services Agreement Number VI-1024 between the State of Illinois
         Environmental Protection Agency and Envirotest Technologies,
         Inc. (o)

  10.106 Agreement between Indiana Department of Environmental Management and Envirotest Systems Corp. dated June 26, 1996. (p)

  10.107 Loan Agreement between Envirotest Systems Corp. and Indiana Development Finance Authority, dated June 1, 1996. (p)

  10.108 Employment Agreement between C. Michael Alston and Envirotest Systems Corp., effective January 1, 1996.

  10.109 Employment Agreement between Raj Modi and Envirotest Systems Corp., effective January 1, 1996.

  10.110 Employment Agreement between Lawrence Taylor and Envirotest Systems Corp., effective January 1, 1996.

  10.111 Contract between State of Washington and Envirotest Systems Corp.

  10.112 Purchase and Sale Agreement between ES Funding Corporation and Envirotest Partners, dated November 26, 1996.

  10.113 Liquidity Loan Agreement among The Liquidity Lenders, Market Street Capital Corp., Envirotest Partners and PNC Bank, National Association, dated November 26, 1996.

  10.114 Receivables Purchase Agreement among Market Street Capital Corp., ES Funding Corporation and PNC Bank, National Association, dated November 26, 1996.

   11.   Statement of Computation of Per Share Earnings.

   21.   Subsidiaries of Envirotest Systems Corp. and Envirotest
         Technologies, Inc.

   23. Consent of Independent Accountants regarding incorporation by reference to Registration Statement on Form S-8.


    (a) Incorporated by reference to the similarly numbered Exhibits to the Registrant's Registration Statement on Form S-1 (No. 33-57384) filed on January 25, 1993.

    (b) Incorporated by reference to the similarly numbered Exhibits to Amendment No. 1 to the Registrant's Registration Statement on Form S-1 (No. 33-57384) filed on March 12, 1993.

    (c) Incorporated by reference to the similarly numbered Exhibits to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (No. 33-57384) filed on March 25, 1993.

    (d) Incorporated by reference to the similarly numbered Exhibits to Amendment No. 3 to the Registrant's Registration Statement on Form S-1 (No. 33-57384) filed on March 30, 1993.

    (e) Incorporated by reference to the similarly numbered Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1993.

    (f) Incorporated by reference to the similarly numbered Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, filed on December 29, 1993.

    (g) Incorporated by reference to the similarly numbered Exhibits to Amendment No. 2 to the Registrant's Registration Statement on Form S-1 (No. 33-75406) filed on March 8, 1994.

    (h) Incorporated by reference to the similarly numbered Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1994.

    (i) Incorporated by reference to the similarly numbered Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1994.

    (j) Incorporated by reference to the similarly numbered Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, filed on December 29, 1994.

    (k) Incorporated by reference to the similarly numbered Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31,1994.

    (l) Incorporated by reference to the similarly numbered Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1995.

    (m) Incorporated by reference to the similarly numbered Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995.

    (n) Incorporated by reference to the similarly numbered Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, filed on December 29, 1995.

    (o) Incorporated by reference to the similarly numbered Exhibits to the Company's Quarterly report on Form 10-Q for the quarterly period ended March 31, 1996.

    (p) Incorporated by reference to the similarly numbered Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

    (b) REPORTS ON FORM 8-K

    The registrant filed no reports on Form 8-K during fiscal 1996.

                                     SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on the 24th day of December, 1996.

ENVIROTEST TECHNOLOGIES, INC.         ENVIROTEST SYSTEMS CORP.


By: /s/ Chester C. Davenport          By: /s/ Chester C. Davenport
   ---------------------------           ---------------------------
    Chester C. Davenport                    Chester C.  Davenport
Chairman of the Board of Directors     Chairman of the Board of Directors



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrants and in the capacities and on the dates indicated:


         SIGNATURE                   TITLE                     DATE
         ---------                   -----                     -----
 /s/ Chester C. Davenport
-------------------------    Chairman of the Board       December 24, 1996
 (Chester C. Davenport)        of Directors

 /s/ F. Robert Miller
-------------------------    President, Chief Operating  December 23, 1996
   (F. Robert Miller)          Officer, Director

 /s/ Raj Modi
-------------------------    Vice President, Chief       December 24,  1996
       (Raj Modi)              Financial Officer,
                               Treasurer and Assistant
                               Secretary (Principal
                               Financial and Accounting
                               Officer)


-------------------------
(Richard L. Gelfond)           Vice Chairman of the        December ___, 1996
                               Board of Directors

 /s/ Cleveland Christophe
--------------------------     Director                    December 23, 1996
(Cleveland A. Christophe)


--------------------------     Director                    December ___, 1996
  (Edward Dugger III)

--------------------------     Director                    December ___, 1996
   (Craig M. Cogut)

 /s/ Robert W. Kasten Jr.
-------------------------      Director                    December 23, 1996
 (Robert W. Kasten, Jr.)

                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Director and Stockholders
  Envirotest Systems Corp.

Our report on the consolidated financial statements of Envirotest Systems Corp. is included on page 43 of this Form 10-K. In connection with our audits of the financial statements, we have also audited the related financial statement schedule listed in the index of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.


/s/ Coopers & Lybrand L.L.P.
San Jose California
December 13, 1996

                           ENVIROTEST SYSTEMS CORP.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                (IN THOUSANDS)

                      Beginning  Costs and   Other                 Balance at
   Classification     of Period   Expense   Accounts  Deductions  End of Period
SEPTEMBER 30, 1996

   Allowance for
   doubtful accounts  $375         $74        --         --          $449

SEPTEMBER 30, 1995

   Allowance for
   doubtful accounts  $354         $21        --         --          $375

SEPTEMBER 30, 1994

   Allowance for
   doubtful accounts  $250         $104       --         --         $354
