Form 10-K405/A
period 1996-09-30
ENVIROTEST SYSTEMS CORP /DE/
filed 1997-01-28
CIK 896267

-----------------------------------------------------------------------------
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC  20549
-----------------------------------------------------------------------------

                          Form 10-K/A (Amendment No. 1)


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended September 30, 1996

                         Commission file number 0-21454


                          ENVIROTEST SYSTEMS CORP.
             (Exact name of registrant as specified in its charter)


    Delaware                                          06-0914220
    (State or other jurisdiction                      (IRS Employer
    of incorporation or organization)                 Identification Number)

           Commission file numbers 33-57384-01 and 33-75406-01


                       ENVIROTEST TECHNOLOGIES, INC.
          (Exact name of registrant as specified in its charter)

    Delaware                                          36-2680300
    (State or other jurisdiction                      (IRS Employer
    of incorporation or organization)                 Identification Number)

            246 Sobrante Way, Sunnyvale, California  94086
      (Address of registrants' principal executive offices)     (zip code)

      Registrants' telephone number, including area code: (408) 774-6300

                        ----------------------------
            Securities Registered Pursuant to Section 12(b) of the Act:
                                       None
            Securities Registered Pursuant to Section 12(g) of the Act:
  Class A Common Stock, $0.01 par value per share, of Envirotest Systems Corp.
                        ----------------------------

    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                              TABLE OF CONTENTS

Item                            Description                            Page
----                            -----------                            ----
                                  PART III

10. Directors and Executive Officers of the Registrant                    4

11. Executive Compensation                                                7

12. Security Ownership of Certain Beneficial
      Owners and Management                                              18

13. Certain Relationships and Related
      Transactions                                                       21

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Information regarding executive officers of the Company, included in the Company's Form 10-K filed on December 30, 1996 under the caption "Executive Officers of the Company" in Part I, Item 1 therein, is incorporated herein by reference.

    The following table sets forth, for each Class A Director and Class B Director, (i) the name and age of each director, (ii) the position and offices with the Company of each director, and (iii) the year during which each director first became a director of the Company.

                         Class A Directors

                             Served as
Name                         Age                   Position                             Director Since
----                         ---                   --------                             --------------

Richard L. Gelfond (a)       41               Vice Chairman of the Board of Directors         1993
Edward Dugger III            47               Director                                        1991
Robert W. Kasten, Jr         53               Director                                        1996


                         Class B Directors

                             Served as
Name                         Age                   Position                             Director Since
----                         ---                   --------                             --------------

Chester C.  Davenport        56                Chairman of the Board of Directors            1990
Cleveland A.  Christophe     51                Director                                      1991
Craig M.  Cogut              42                Director                                      1992
F. Robert Miller             53                Director; President                           1996


__________

(a) On September 23, 1994, the Class A directors elected Mr. Gelfond to fill the vacant Class A Director position until the next annual meeting of stockholders and until his successor is elected and qualified; Mr. Gelfond resigned as a Class B Director immediately prior to such election.

    Mr. Davenport is a founder of the Company and has been Chairman of the Board of Directors since September 1990. Since September 1988 he has been a managing director of Georgetown Partners, a merchant banking firm. Prior to October 26, 1993, Georgetown Partners was a stockholder of the Company.
Prior to joining Georgetown Partners, Mr. Davenport was a senior partner in the Washington, D.C. law firm of Davenport and Seay from 1979 to 1987 and from 1973 to 1976 and managing general partner of First City Properties, an investment partnership, from 1979 to 1985. Mr. Davenport served in President Carter's Administration as Assistant Secretary of Transportation for Policy and

International Affairs from 1977 to 1979. In that position he was responsible for the analysis, development, articulation, and review of domestic and international transportation policies for the United States Government. Mr. Davenport is a Managing Trustee of the University of Georgia Foundation.

    Mr. Christophe has been a member of the Board of Directors of the Company since January 1991. He is currently the Managing Partner of TSG Capital Group, L.L.C. and Executive Vice President, principal and director of TSG Ventures, Inc.; both companies are private equity investment firms. Mr. Christophe joined Equico Capital Corporation, the predecessor to TSG Ventures, Inc. in February,
1990.   Mr. Christophe is a director of Hayes Wheels International, Inc.

    Mr. Dugger has been a member of the Board of Directors of the Company since February 1991. Since January 1978, Mr. Dugger has been President and
Chief Executive Officer of UNC Ventures, Inc. and, along with UNC Ventures,
Inc. is a General Partner of UNC Ventures II, L.P., Boston-based venture capital firms. Mr. Dugger is also a member of the Board of Directors of Granite Broadcasting Corporation and Federal Reserve Bank of Boston.

    Mr. Cogut has been a member of the Board of Directors of the Company since May 1992. Mr. Cogut is the principal of Pegasus Financial, L.L.C., an investment firm. Mr. Cogut was one of the founding principals of Apollo Advisors, L.P. which acts as managing general partner of Apollo Investment Fund, L.P. and AIF II, L.P., securities investment funds, and of Lion Advisors, L.P. which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. Mr. Cogut is a director of Gillett Holdings, Inc. and Salant Corporation.

    Mr. Gelfond has been a member of the Board of Directors of the Company since January 1993 and has been the President of Cheviot Capital Advisors Inc., an investment and merchant bank, since December 1990. Since March 1994, Mr. Gelfond has been the Vice Chairman of the Board of Directors of IMAX Corporation and was appointed Co-Chief Executive Officer on May 1, 1996.

    Mr. Miller has been a member of the Board of Directors of the Company since September 1996. Mr. Miller has been President and Chief Executive Officer of the Company since January 26, 1996. Prior to joining the Company, Mr. Miller served as the President and Chief Executive Officer and a director of Systems Control, Inc. and its predecessors since 1987.

    Mr. Kasten has been a member of the Board of Directors of the Company since September 1996. Mr. Kasten has been the President of Kasten & Company, a consulting firm, since the beginning of 1993. From 1981 through 1993, Mr. Kasten served as a United States Senator representing the State of Wisconsin,
serving on both the Senate Appropriations and Budget Committees.   From April
1993 until June 1996, Mr. Kasten also served as Chairman of the Legislative Studies Institute. Mr. Kasten presently serves as a Senior Associate at the Center for Strategic and International Studies, a trustee of the American University in Cairo, Egypt, and a director of the Russia Privatization Fund.

    Under a certain Stockholders' Agreement, dated as of March 31, 1993, among Georgetown Partners (and all subsequent transferees of Class B Common Stock), Chester C.

Davenport, Slivy C. Edmonds, TSG Ventures Inc., Apollo Investment Fund, L.P. and Chemical Equity Associates (the "1993 Stockholders' Agreement"), no more than four of the six Class B Directors shall consist of persons who are: (i) officers or full-time employees of the Company; (ii) Chester C. Davenport, or Slivy C. Edmonds or their affiliates; or (iii) family members of either
(i) or (ii). The 1993 Stockholders' Agreement also provides that the holders of shares of Class B Common Stock will be obligated to immediately convert all of their shares of Class B Common Stock into shares of Class A Common Stock upon the earlier to occur of the following: (i) Mr. Davenport ceases to control, directly or indirectly, the voting of a majority of the outstanding shares of Class B Common Stock (such control is deemed to be ceased if Mr. Davenport dies or suffers a severe and irreversible physical or mental disability that renders him incapable of controlling the voting of such shares); or (ii) Mr. Davenport, Ms. Edmonds, members of the immediate families of either, and trusts or other entities created for estate-planning purposes whose beneficiaries are members of their immediate families fail to have, in the aggregate, a direct or indirect (through one or more intermediaries or entities, in proportion to their economic interest therein) pecuniary interest in at least 5% of the outstanding shares of common stock of the Company, including, for purposes of this calculation, shares of common stock issuable upon exercise of options to purchase common stock. The foregoing provisions are enforceable only by TSG Ventures Inc., Apollo Investment Fund, L.P. and Chemical Equity Associates, and shall no longer be enforceable by any one of the foregoing entities if such entity, together with its affiliates, at any time, fails to beneficially own unregistered shares of the Company's Class A Common Stock representing 5% or more of the outstanding common stock of the Company.

    Under an agreement between Mr. Davenport and Ms. Edmonds, dated as of October 26, 1993, Ms. Edmonds granted to Mr. Davenport an irrevocable proxy to vote the shares of Common Stock distributed by Georgetown Partners to one of its partners, an affiliate of Ms. Edmonds, originally consisting of 87,814 shares of Class A Common Stock and 441,334 shares of Class B Common Stock and including any shares issued upon exercise of an option to purchase 321,325 shares of Class B Common Stock, which option is exercisable at any time. According to the Company's Transfer Agent, as of November 15, 1996, the affiliate of Ms. Edmonds held no shares of Class B Common Stock.

    All of the current members of the Board of Directors of the Company, other than Mr. Miller and Mr. Kasten, were elected to the Board of Directors under the terms of a certain Amended and Restated Stockholders' Agreement, dated as of April 10, 1992, among the Company and all of the holders of Common Stock or options or warrants to purchase Common Stock of the Company (the "1992 Stockholders' Agreement"). Pursuant to the terms of the 1992 Stockholders' Agreement, the following entities nominated the following persons to serve on the Board of Directors of the Company (and such persons were elected pursuant to the terms of the 1992 Stockholders' Agreement):
Georgetown Partners: Chester C. Davenport; TSG Ventures Inc.: Cleveland A. Christophe; Apollo Investment Fund, L.P.: Craig M. Cogut; Kane Partners:
Richard L. Gelfond; and a group composed of Polestar Capital Inc. (f/k/a Amoco Venture Capital Company), UNC Ventures II, L.P., UNC Ventures, Inc. and MESBIC Ventures: Edward Dugger III. Pursuant to the terms of the 1992 Stockholders' Agreement, all provisions relating to Board of Directors voting agreements and arrangements expired on March 31, 1993, the date of the registration of a class of the Company's equity securities under the Exchange
Act.   Mr. Miller was nominated as a member of the Board of Directors under the terms of his employment agreement. See Employment Agreements and Compensation Arrangements.

    Members of the Board of Directors are reimbursed by the Company for their travel expenses incurred in attending Board of Directors and Committee meetings. Members of the Board of Directors who are not also officers of the Company or any of its subsidiaries, and who are not affiliated with a stockholder of the Company, receive compensation of $1,000 for each Board of Directors and Committee meeting attended. Outide Directors (as defined later) are granted 5,000 options to purchase shares of Class A common stock of the Company upon election to the Board and 3,000 such options on each succeeding January 1. See Stock Option Plan.

    Mr. Miller assumed the duties of President and Chief Executive Officer on January 26, 1996. From July 27, 1995 to January 26, 1996, Chester C. Davenport, Chairman of the Company, had assumed the duties of President and Chief Executive Officer of the Company. On July 27, 1995, Ralph C. Reins announced his resignation from such positions. Effective May 24, 1995 William
J. Beckham resigned as a director and Chief Operating Officer and Executive Vice President of the Company. Ms. Edmunds resigned as Executive Vice President of the Company on December 31, 1993. Ms. Edmonds also announced her resignation as a director of the Company on March 24, 1995. In September 1996, Mr. Chavkin did not stand for re-election as a director of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

    Based on the Company's review of copies of reporting forms reviewed by it, the Company believes that, during the fiscal year ended September 30, 1996, all directors and executive officers have filed all required insider reporting forms with the U.S. Securities and Exchange Commission in a timely manner, with the exception of Mr. Modi who failed to file, on a timely basis, one transaction on a Form 4.

Item 11. Executive Compensation

    The following table sets forth the compensation paid or awarded by the Company to the Chief Executive Officer and the four most highly compensated executive officers of the Company for services rendered in all capacities during the fiscal years ended September 30, 1994, 1995 and 1996:

                       SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                                                 Compensation
                                 Annual Compensation                                Awards
                            ----------------------------                         -------------
   Name and                                                      Other Annual                      All Other
Principal Position          Year       Salary       Bonus        Compensation       Options       Compensation
------------------          ----       ------       -----        ------------       -------       ------------
Chester C. Davenport
Chairman of the Board         1994      $538,128       --           $     98 (d)        50,000 (b)    $ 32,899 (c)
                              1995       551,256       --                 --             --             38,388 (c)
                              1996       619,221       --                                --            131,170 (c)

F. Robert Miller
President and Chief           1996       187,500       --                 --           400,000 (m)       6,337 (n)
Executive Officer

C. Michael Alston
Vice President, General       1994       190,000       --                 --            10,000 (b)       3,302 (f)
Counsel and Secretary                                                                   40,000 (e)          --
                              1995       189,950       --              1,910 (d)        10,000 (j)       4,298 (f)
                                                                                        36,000 (k)
                                                                                        40,000 (k)
                              1996       217,626       --              3,481 (d)            --           3,100 (f)

Raj Modi
Vice President, Chief         1994       152,268       --            125,304 (g)        10,000 (b)      29,803 (h)
Financial Officer, Treasurer  1995       175,000       --             37,294 (g)        50,000 (k)       8,561 (h)
and Assistant Secretary                                                                 10,000 (j)
                                                                                        15,000 (l)
                              1996       204,340       --             62,785 (g)            --          32,813 (h)

Lawrence H. Taylor
Marketing Vice President      1994       152,050       --              2,500 (o)        10,000 (b)      18,866 (p)

                              1995       165,000       --              2,500 (o)        10,000 (j)       7,650 (p)
                                                                                        50,000 (k)
                                                                                        15,000 (l)
                              1996       179,945       --             90,323 (o)            --           7,750 (p)

(b) Represents options to purchase Class A Common Stock granted under the Company's Stock Option Plan for options granted in 1994, the exercise price is $20.00 per share, which in each case is equal to the market price of the Class A Common Stock on the date of grant.

(c) Represents contributions matching employees' deferred compensation of $5,179 in 1994, $4,823 in 1995 and $4,750 in 1996 and profit sharing contributions made by the Company of $5,625 in 1994, $5,756 in 1995 and $3,100 in 1996, in each case under the Company's 401(k) savings plan, and $22,095 in 1994, $27,809 in 1995, and $23,175 in 1996 representing that part of the premiums paid by the Company under Mr. Davenport's key man life insurance policy attributable to the policy proceeds as to which Mr. Davenport may name the beneficiary. Includes payment of accrued vacation of $100,145 in 1996.

(d) Represents reimbursements made under the Company's medical reimbursement program.

(e) Represents options to purchase Class A Common Stock at an exercise price of $15.88 per share (the market price on the date of grant) granted under the Company's Stock Option Plan.

(f) Represents profit sharing contributions made by the Company under the Company's 401(k) savings plan.

(g) Represents relocation expense payments of $124,053 in 1994 , $32,984 in 1995 and $57,785 in 1996 (including gross-up for taxes payable thereon of $48,181 in 1994 and $11,716 in 1995, each of which were paid in the subsequent fiscal year) and reimbursements made under the Company's medical reimbursement program of $1,251 in 1994, $4,310 in 1995 and $5,000 in 1996.

(h) Represents contributions matching employee's deferred compensation of $3,631 in 1994, $4,927 in 1995 and $4,482 in 1996 and profit sharing contributions made by the Company of $3,045 in 1994, $3,634 in 1995 and $3,100 in 1996 in each case under the Company's 401(k) savings plan. Also includes payments of accrued vacation of $23,127 for 1994 and $25,231 for 1996.

(j) Represents stock options previously granted which were canceled and reissued on May 9, 1995 under the Company's Stock Option Plan at an exercise price of $6.125 per share.

(k) Represents stock options previously granted which were canceled and reissued on July 27, 1995 under the Company's Stock Option Plan at an exercise price of $6.125 per share.

(l) Represents stock options granted on July 27, 1995 under the Company's Stock Option Plan at an exercise price of $6.125 per share.

(m) Represents options to purchase Class A Common Stock. 200,000 of such options have an exercise price of $2.75 (closing price on the date of grant) and the remaining 200,000 options have an exercise price of $2.8375 (the average closing price for the 5 trading day period ending thirty days after the date of such grant). Such options were granted under the Company's Stock Option Plan.

(n) Represents contributions matching employees' deferred compensation of $3,237 and profit sharing contributions made by the Company under the Company's 401(k) savings plan of $3,100.

(o) Represents relocation expense payments of $87,290 in 1996 and reimbursements under the Company's medical reimbursement program of $2,500 in 1994, $2,500 in 1995, and $3,033 in 1996.

(p) Represents contributions matching employee's deferred compensation of $4,435 in 1994, $4,650 in 1995, and $4,650 in 1996 and profit sharing contributions made by the Company of $3,000 in 1994, $3,000 in 1995, and $3,100 in 1996. Also includes payments of accrued vacation of $11,431 in 1994.

Compensation Committee Interlocks and Insider Participation

    Mr. Dugger and Mr. Kasten serve as the members of the Compensation Committee of the Board of Directors since September 24, 1996. The Company is a party to a Legislative Monitoring Consulting Services Agreement with Kasten & Company. Under the agreement, Kasten & Company is required to render consulting services to the Company relating to federal and state legislation and regulation involving motor vehicle inspections and automotive diagnostic systems until the period ending September 30, 1996 and during all subsequent renewal periods. In exchange for its services under the agreement, Kasten & Company receives monthly payments of $10,000 during the term of the agreement. Mr. Kasten is the sole owner of Kasten & Company.

    Mr. Dugger and Mr. Chavkin had served as the sole members of the Compensation Committee of the Board of Directors from April 12, 1994 to September 24, 1996.

Employment Agreements and Compensation Arrangements

    Mr. Davenport has an employment agreement with the Company that provides for a three year employment term, which is automatically renewed for subsequent two-year terms unless notice of non-renewal is given (the initial term under such agreement expired in January 1996 and was automatically renewed until January 1998). The agreement provides for a base salary of $500,000 per year (which is subject to an annual increase on April 1 of each year based upon the change in the Consumer Price Index or 5%, whichever is greater). The agreement provides for the grant to Mr. Davenport of options under the Company's Stock Option Plan for the purchase of 289,542 shares of the Company's Class A Common Stock at an exercise price per share equal to $16.00, the initial public offering price of the Class A Common Stock. Options to purchase 144,771 shares vested on the date of grant (which was March 30, 1993) and the remaining options vested on March 30, 1995. The options expire if not exercised on the tenth anniversary of the date of grant. The agreement stipulates that Mr. Davenport will devote to the Company that amount of his time and energies necessary for the performance of his duties as Chairman of the Board of the Company and will not, during the term of his employment, engage in any business activity, or acquire an ownership interest in any entity, that is competitive with any line of business in which the Company is engaged. The agreement also provides that for a period of twenty-four months after termination of his employment with the Company, Mr. Davenport will continue to receive payment of his base salary, provided that he does not (without the written approval of the Board of Directors of the Company) engage in any business in competition with the Company or its subsidiaries, as such business is conducted on the date on which his employment with the Company is terminated. If the Company terminates the employment of Mr. Davenport without "cause" (as defined in the agreement), or as a result of the sale of the Company to another entity which does not accept an assignment of the agreement, in each case prior to the expiration of the term of the agreement, then Mr. Davenport is entitled to receive, for the remainder of the term, all base salary and bonus payments, and fifty percent (50%) of his base salary and bonus payments for three years thereafter, plus other benefits Mr. Davenport otherwise would have been entitled to receive for such time period. The Company has also agreed to cover Mr. Davenport during the term of the agreement with a "key man" life insurance policy in an amount equal to $2.5 million, with the Company as the beneficiary of $1.0 million and a designee of Mr. Davenport as the beneficiary of $1.5 million thereof.

    Mr. Miller has an employment agreement with the Company that provides for a three year employment term, which is automatically extended for two additional years, unless not later than one year prior to the termination date, the Company or Mr. Miller gives written notice not to extend the employment agreement (the initial term under such agreement will expire January 26, 1999). The agreement provides for a base salary of $300,000 per year (which is subject to an annual increase of the lesser of 5% or the aggregate monthly percentage increase in the Consumer Price Index for all Urban Consumers). The agreement also provides for Mr. Miller to earn an annual target bonus equal to 100% of his base salary, measured against objective financial criteria to be determined by the Board after consultation with Mr. Miller. The agreement provides for the grant to Mr. Miller of options under the Company's Stock Option Plan for the purchase of 400,000 shares of the Company's Class A Common Stock. The exercise price with respect to 200,000 of such options is the closing NASDAQ National Market quotation on the date of the grant or the most recent trading date prior to the date of grant and the exercise price with respect to the remaining 200,000 such options is the average closing market price for the 5 trading day period ending thirty days after the date of the initial grant. Such options vest pro rata 10% on the 6 month anniversary of the date of the grant, an additional 23.33% on the 12 month anniversary of the date of the grant, an additional 33.33% on the 24 month anniversary of the date of the grant and the final 33.33% on the thirty six month anniversary of the date of the grant. The options expire if not exercised on the tenth anniversary of the grant. The agreement states that if (i) Mr. Miller is terminated by the Company other than for Cause (as defined in the agreement), (ii) Mr. Miller terminates his employment for Good Reason (as defined in the agreement),
(iii) the employment is terminated by reason of Mr. Miller's death or permanent disability, or (iv) there occurs a Change of Control (as defined in the agreement), all options granted prior to that date shall vest and become immediately exercisable. In addition, the agreement provides for the grant of an additional 100,000 options at the discretion of the Board. The agreement states that during the term, Mr. Miller shall devote his full business time, energy and skill to the performance of his duties as the President and Chief Executive Officer of the Company, and shall be nominated for membership on the Board of Directors. The agreement also provides for a lump sum payment, based on the remainder of the term of the employment agreement to Mr. Miller, if Mr. Miller's employment is terminated without Cause or for Good Reason.

    Mr. Modi has an employment agreement with the Company that provides for a three year employment term, which is automatically renewed for subsequent two-year terms unless notice of non-renewal is given by either party (the initial term under such agreement will expire January 1, 1999). The agreement provides for a base salary of $210,000 per year (which is subject to an annual increase of not less than 5% of the prior year's salary). The agreement stipulates that Mr. Modi will serve as Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of the Company and will not, during the term of his employment or Consulting Period (as defined in the agreement), engage in any business activity, or acquire an ownership interest in any entity, that is competitive with any line of business in which the Company is engaged without the written approval of the Board of Directors of the Company. The agreement also provides that for a period of twelve months after termination of his employment with the Company, Mr. Modi may, at the election of the Company, serve as a consultant to the Company and continue to receive payment of his base salary and be subject to the non-competition clause. If the Company terminates the employment of Mr. Modi without "cause" (as defined in the agreement), or as a result of the sale of the Company to another entity which does not accept an assignment of the agreement, in each case prior to the expiration of the term of the agreement, then the Company shall retain Mr. Modi as a consultant and Mr. Modi is entitled to receive, for the remainder of the term or twenty four months, whichever is greater, all base salary, accrued bonuses and any other benefits Mr. Modi otherwise would have been entitled to receive for such time period. The Company has also agreed to provide Mr. Modi during the term of the agreement with a life insurance policy in an amount equal to $1 million, with a designee of Mr. Modi as the beneficiary thereof. Mr. Modi is entitled to receive reimbursement for relocation to California in accordance with the Company's Relocation Policy including a one-time moving bonus of $35,000 and payment of reasonable relocation expenses if his agreement is not renewed and his future employer does not pay relocation costs. The agreement provides for participation of Mr. Modi in the Company's bonus plans, fringe benefits, perquisites, benefit programs and other compensation plans.

         Mr. Taylor has an employment agreement with the Company that provides for a three year employment term, which is automatically renewed for subsequent two-year terms unless notice of non-renewal is given by either party(the initial term under such agreement will expire January 1, 1999).
The agreement provides for a base salary of $182,000 per year (which is subject to an annual increase of not less than 5% of the prior year's salary). The agreement stipulates that Mr. Taylor will serve as Vice President-Marketing of the Company and will not, during the term of his employment or Consulting Period (as defined in the agreement), engage in any business activity, or acquire an ownership interest in any entity, that is competitive with any line of business in which the Company is engaged without the written approval of the Board of Directors of the Company. The agreement also provides that for a period of twelve months after termination of his employment with the Company, Mr. Taylor may, at the election of the Company, serve as a consultant to the Company and continue to receive payment of his base salary and be subject to the non-competition clause. If the Company terminates the employment of Mr. Taylor without "cause" (as defined in the agreement), or as a result of the sale of the Company to another entity which does not accept an assignment of the agreement, in each case prior to the expiration of the term of the agreement, then the Company shall retain Mr. Taylor as a consultant and Mr. Taylor is entitled to receive, for the remainder of the term or eighteen months, whichever is greater, all base salary, accrued bonuses and any other benefits Mr. Taylor otherwise would have been entitled to receive for such time period. The Company has also agreed to provide Mr. Taylor during the term of the agreement with a life insurance policy in an amount equal to $1 million, with a designee of Mr. Taylor as the beneficiary thereof. Mr. Taylor is entitled to receive reimbursement for relocation to California in the form of a relocation grant in the estimated amount of $124,680 to be disbursed in three equal annual installments. The agreement provides for participation of Mr. Taylor in the Company's bonus plans, fringe benefits, perquisites, benefit programs and other compensation plans.

     Mr. Alston has an employment agreement with the Company that provides for a three year employment term, which is automatically renewed for subsequent two-year terms unless notice of non-renewal is given by either party (the initial term under such agreement will expire January 1, 1999). The agreement provides for a base salary of $210,000 per year (which is subject to an annual increase of not less than 5% of the prior year's salary). The agreement stipulates that Mr. Alston will serve as Vice President and General Counsel of the Company and will not, during the term of his employment or Consulting Period (as defined in the agreement), engage in any business activity, or acquire an ownership interest in any entity, that is competitive with any line of business in which the Company is engaged without the written approval of the Board of Directors of the Company. The agreement also provides that for a period of twelve months after termination of his employment with the Company, Mr. Alston may, at the election of the Company, serve as a consultant to the Company and continue to receive payment of his base salary and be subject to the non-competition clause. If the Company terminates the employment of Mr. Alston without "cause" (as defined in the agreement), or as a result of the sale of the Company to another entity which does not accept an assignment of the agreement, in each case prior to the expiration of the term of the agreement, then the Company shall retain Mr. Alston as a consultant and Mr. Alston is entitled to receive, for the remainder of the term or twenty-four months, whichever is greater, all base salary, accrued bonuses and any other benefits Mr. Alston otherwise would have been entitled to receive for such time period. The Company has also agreed to cover Mr. Alston during the term of the agreement with a life insurance policy in an amount equal to $1 million, with a designee of Mr. Alston as the beneficiary thereof. The agreement provides for participation of Mr. Alston in the Company's bonus plans, fringe benefits, perquisites, benefit programs and other compensation plans.

    Mr. Lancaster had an employment agreement with the Company that provides for an employment term expiring in December 1995, which is automatically renewed for subsequent two-year terms unless notice of non-renewal is given. The employment agreement was not renewed and Mr. Lancaster is no longer employed by the Company.

    On May 24, 1995 the Company entered into a separation, release and waiver agreement with William J. Beckham, Jr. who resigned as a director and Chief Operating

Officer and Executive Vice President of the Company. The agreement provides for a payment to Mr. Beckham of $400,000 payable $300,000 on the effective date of the agreement and $100,000 paid to a deferred compensation plan, commonly known as a rabbi trust. The agreement provides for the Company to pay certain medical and dental insurance premiums for twelve months following termination of employment. The agreement provides that for a period of two years following the termination of employment, Mr. Beckham shall not, without the prior written approval of the Company, directly or indirectly compete with any business operation in which the Company is currently engaged. The agreement also required Mr. Beckham to waive, release and discharge all claims, demands and causes of action that could be asserted against the Company.

Executive Incentive Compensation Plan

    The Company has an Executive Incentive Compensation Plan (the "Compensation Plan"). The purpose of the Compensation Plan is to facilitate the hiring, retaining, and motivating of Company executives and key management personnel. The Compensation Plan is administered by the Compensation Committee, which recommends to the Board of Directors a discretionary bonus for eligible employees based on their contributions during the applicable year to the successful management of the Company. The Compensation Plan also provides for payment of certain discretionary bonuses to eligible employees who are not officers of the Company, based on certain specified performance standards and the employee's base compensation for that fiscal year. For 1993 and 1994, the Compensation Plan bonuses were funded if net income before extraordinary items (after deducting bonus payments to be made under the Compensation Plan) ("adjusted net income") equaled or exceeded 93% of the budgeted adjusted net income amount approved by the Board of Directors for that fiscal year. The aggregate amount available for distribution under the Compensation Plan for 1993 and 1994 equaled 5% of the adjusted net income amount; however, if the adjusted net income amount equaled or exceeded 100% of the budgeted adjusted net income amount approved by the Board of Directors for that fiscal year, then the aggregate amount available for distribution equaled 10% of the adjusted net income amount.
For fiscal year 1995 no bonuses were paid. For fiscal year 1996, the Compensation Plan bonuses were not funded based upon any formulae and will be discretionary. Bonuses were paid in respect of fiscal year 1993 only.

Stock Option Plan

    In January 1993, the Company adopted a Stock Option Plan (the "Stock Option Plan" or the "Plan") providing for the grant, from time to time, of options ("Options") to purchase up to 1,930,285 shares of Class A Common Stock, to employees of the Company and its subsidiaries (including employees who are officers or directors, but excluding directors who are not employees) that have substantial responsibility in the direction and management of the Company or its subsidiaries, and to Outside Directors (as defined) on an annual, non-discretionary basis. In September 1996, the shareholders of the Company approved an amendment to the Plan to increase the shares of Class A Common Stock reserved for issuance thereunder to 2,330,285. Outside Directors are directors who are not employees of the Company, and were not employees for the year prior to the first grant of an Option under the Plan, and who, when elected to the Board, did not directly or indirectly own or control more than 5% of the outstanding Common Stock of the Company (collectively, the "Participating Persons"). As of September 30, 1996, Options granted under the Plan were outstanding for the purchase of 1,483,542 shares of Class A Common Stock.

    The Stock Option Plan provides for the grant of (i) Options intended to qualify as Incentive Stock Options ("ISOs") as defined in Section 422 of the Code, and (ii) Options that do not qualify as ISOs ("NQSOs"). To the extent that the aggregate fair market value (determined as of the time the ISO was granted) of the shares subject to ISOs granted to a Participating Person under the Plan (combined with all incentive stock option plans of the Company and any parent or subsidiary) which become exercisable for the first time in any calendar year exceeds $100,000, such Option shall be treated as a NQSO. The Committee may provide that in lieu of purchasing the entire number of shares subject to an Option, the Optionee can relinquish all or any part of the unexercised portion of the Option for a number of shares of Common Stock equal to the product of (1) the number of shares of Common Stock subject to the relinquished Option and (2) a fraction, (i) the numerator of which is the excess of (A) the current fair market value per share of Common Stock subject to the relinquished Option over (B) the option price of such relinquished Option, and
(ii) the denominator of which is the then current fair market value per share of such Common Stock.

    The Stock Option Plan is administered by the Compensation Committee (the "Committee"), which must have at least two members at all times. Members of the Committee must be "disinterested persons" as that term is defined under Rule 16b-3 under the Exchange Act. Generally, prior to November 1, 1996, a disinterested person was a director who, during the one year period prior to his or her service on the Committee, was not granted a stock option or other equity security of the Company or any of its affiliates, except as expressly permitted under Rule 16b-3. Rule 16b-3 has been revised effective November 1, 1996. The Board of Directors has reorganized the Compensation Committee to comply with the revisions to Rule 16b-3. Subject to the provisions of the Plan, the Committee is empowered to, among other things, grant Options under the Plan; determine which employees may be granted Options under the Plan, the type of Option granted (ISO or NQSO), the number of shares subject to each Option, the time or times at which Options may be granted and exercised and the exercise price thereof; construe and interpret the Plan; determine the terms of any option agreement pursuant to which Options are granted (an "Option Agreement"); and amend any Option Agreement with the consent of the recipient of Options (the "Optionee"). The Board of Directors may at any time suspend or terminate the Stock Option Plan or amend the Stock Option Plan to conform to changes in the law or as the Board determines to be in the Company's best interest, except that stockholder approval is required for any amendment for which stockholder approval is required of the Company by (a) Rule 16b-3, promulgated under the Exchange Act; (b) the Code or regulatory provisions dealing with Incentive Stock Options; (c) any rules for listed companies promulgated by any national stock exchange on which the Company's stock is traded; or (d) any other applicable rule or law. No amendment, suspension, or termination of the Stock Option Plan may be made that would impair or negate any of the rights or obligations of any Participating Person under any Option theretofore granted without the consent of such Participating Person.

    Pursuant to the terms of each Option Agreement that was in effect on September 30, 1996, either 25% of the options covered by each Option Agreement become exercisable on each anniversary of the date of grant thereof, on a cumulative basis, or 33% of the options covered by each Option Agreement become exercisable on each anniversary of the date of grant thereof, on a cumulative basis. The options granted to Mr. Davenport and Mr. Miller are subject to a different vesting schedule. See "Employment Agreements and Compensation Arrangements." Options granted to Outside Directors (5,000 NQSO's upon election to the Board and 3,000 NQSO's on each succeeding January 1) vest 50% on the first and 50% on the second anniversary of the date of grant thereof, on a cumulative basis.

    The exercise price per share for all ISOs may not be less than 100% of the fair market value of a share of Class A Common Stock on the date on which the Option is granted (or 110% of the fair market value on the date of grant of an ISO if the Optionee owns more than 10% of the total combined voting power of all classes of voting stock of the Company or any of its affiliates (a "10% Holder")). The exercise price per share for NQSOs may be less than, equal to or greater than the fair market value of a share of Class A Common Stock on the date such NQSO is granted, but not less than par value, except that the exercise price for NQSO's granted to Outside Directors shall be the fair market value of a share of Class A Common Stock on the date of grant. To the extent determined by the Committee in granting any Option, upon exercise of such Option, the option price may be paid in cash or in shares of Class A Common Stock and, if approved by the Board, the Company, or any parent or subsidiary, may make or guarantee a loan to an Optionee to finance the exercise of any Option. Options are not assignable or transferable other than by will or the laws of descent and distribution. Each Option is exercisable, during the Optionee's lifetime, only by the Optionee.

    Unless earlier terminated by the Board of Directors, the Plan will terminate in January 2003, 10 years after its effective date. Unless otherwise specifically provided in an Optionee's Option Agreement, each Option granted under the Plan expires no later than 10 years after the date such Option is granted (five years for ISO's granted to 10% Holders). Options may be exercised only during the period that the Optionee is an employee (or member of the Board, for Outside Directors) of the Company and (i) for a period of 30 days after termination of employment (or membership on the Board, for Outside Directors) other than for cause, without the Company's consent or due to the death of the Optionee, (ii) for a period of three months after retirement by the Optionee with the consent of the Company, or (iii) for a period of 12 months after the death or disability of the Optionee, in each case to the extent the Options are then exercisable.

Supplemental Retirement Plan Agreements

    Effective September 1, 1991, in connection with the acquisition of HTS, Mr. Singleton and Ms. Edmonds, who were officers or employees of HTS, each entered into a separate Supplemental Retirement Plan Agreement (the "Retirement Plans") with the Company. The purpose of these agreements was to induce such individuals to remain with HTS and to provide them with retirement benefits similar to those to which they were then entitled.

    Under the Retirement Plans, the Company is required to pay to the recipient a fixed monthly benefit for a ten-year period beginning at the later of the date on which the recipient reaches 65 years of age and the date on which the recipient's employment is terminated. The Retirement Plans provide that, if the recipient dies after terminating employment, the benefit continues for the remainder of the ten-year term. If the recipient dies before terminating employment, the recipient's designated beneficiaries will be entitled to a reduced benefit payable quarterly and if the recipient becomes totally disabled while employed by the Company, the recipient will be entitled to the full monthly benefit for ten years starting at 65 years of age.

    Although the benefits vested upon inception, the benefits may be terminated by the Company if the recipient engages in a business that is competitive with HTS after the termination of his employment, whether before or during the period that he is otherwise entitled to receive the benefit. The benefit is an unsecured obligation of the Company, which is payable from its general assets.

    The annual payment to which each recipient may be entitled at age 65 is $100,000. The benefits under the Retirement Plans were determined as a result of negotiations between the Company and the respective beneficiaries thereof. The Company is the owner and beneficiary of life insurance policies or annuities, obtained in order to fund the Retirement Plans, the annual premiums/deposits for which are $17,000 for Mr. Singleton and $15,000 for Ms. Edmonds.

Medical Reimbursement Program

    Executives of the Company are eligible to participate in a medical reimbursement program. The program provides direct payment to participating employees for non-reimbursed expenses that constitute "covered" medical and dental expenses incurred under the Company's health insurance program. The health services costs include any deductibles, co-payments, and payments above reasonable and customary levels that are incurred by a participating employee. Payments are limited to $5,000 per year per employee.

Stock Options

    The following table sets forth information with respect to options awarded by the Company to the Chief Executive Officer and the four most highly compensated executive officers of the Company during the fiscal year ended September 30, 1996:

                OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                                                                  Potential Realizable Value at
                                                                                                       Assumed Annual Rates of
                                                                                                           Stock Price

                      Individual Grants     Appreciation for Option Term(a)
                      -----------------     ----------------------------
                                               % of
                                               Total
                                              Options
                                             Granted to    Exercise     Market
                                             Employees     or Base     Price on
                           Options            in Fiscal     Price       Date of     Expiration
Name                      Granted(b)           Year         ($/Sh)       Grant         Date         0%         5%        10%
----                      -------              ----         ------       -----         ----         --         --        ---

Chester C.  Davenport           0              0.0%           --           --          --           --         --        --

F. Robert Miller          200,000(b)          50.0%          2.75         2.75       1/26/2006      --       346,000   876,000
                          200,000(b)          50.0%          2.8375       2.75       1/26/2006      --       346,000   876,000

C. Michael Alston               0              0.0%           --           --          --           --          --        --

Raj Modi                        0              0.0%           --           --          --           --          --        --

Lawrence H. Taylor              0              0.0%           --           --          --           --          --        --


(a) Illustrates value that might be realized upon exercise of options immediately prior to the expiration date thereof, assuming specified compounded annual rates of appreciation on the Company's Class A Common Stock over the term of the options. At the end of the option terms on January 26, 2006 and January 26, 2006, the price per share of the Class A Common Stock would be $4.48 and $4.48, respectively, at an assumed compounded annual rate of appreciation of 5%, and $7.13 and $7.13, respectively, at an assumed compounded annual rate of appreciation of 10%. Assumed rates of appreciation are not necessarily indicative of future stock performance.

(b) Options are exercisable 10% on and after the six-month anniversary of the date of grant, 23.33% on and after the 12-month anniversary of the date of grant, and 33.33% on and after the 24-month anniversary of the date of grant, and the remaining on and after the 36-month anniversary of the date of grant.

    The following table sets forth, as of September 30, 1996, the number of options and the value of unexercised options held by the Company's Chief Executive Officer and the four most highly compensated executive officers during fiscal 1996:

             AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                              FY-END OPTION/SAR VALUES

                              Number of                 Value of Unexercised
                         Unexercised Options             In-the-Money Options
Name                    at September 30, 1996           at September 30, 1996
----                    -----------------------         ---------------------

Chester C.  Davenport   965,568 (exercisable)        $2,035,775 (exercisable)
                         25,000 (unexercisable)               0 (unexercisable)

F. Robert Miller         40,000 (exercisable)            28,250 (exercisable)
                        360,000 (unexercisable)               0 (unexercisable)

C. Michael Alston        28,666 (exercisable)                 0 (exercisable)
                         57,334 (unexercisable)               0 (unexercisable)

Raj Modi                 25,000 (exercisable)                 0 (exercisable)
                         50,000 (unexercisable)               0 (unexercisable)

Lawrence H. Taylor       25,000 (exercisable)                 0 (exercisable)
                         50,000 (unexercisable)               0 (unexercisable)

_______________


401(k) Savings Plan

    The Company has a 401(k) Savings Plan, the purpose of which is to provide retirement benefits for substantially all of its employees. Contributions to the Plan are made by both the employee and the Company. The Company matches 50% of that part of an employee's deferred compensation that does not exceed 6% of such employee's salary. The maximum matching payment by the Company per employee for 1996 was $4,750. Company-matched contributions vest in full after three years of an employee's credited service (at least 1,000 hours per year) to the Company. In addition, the Company may, in the discretion of the Board of Directors, make profit-sharing contributions to the Plan. For 1996, the Company made profit-sharing contributions equal to 2% of the base salary of each Plan participant.

    A contribution to the Plan of approximately $696,000 was charged to expense for 1996.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information, as of November 15, 1996, regarding beneficial ownership of all classes of the Company's voting common stock by each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known by the Company to own more than 5% of any class of the Company's voting common stock, each director, each "named" executive officer (as that term is used in Item 402 of Regulation S-K) and all directors and executive officers as a group.



                                      Class A Common Stock                 Class B Common Stock
                                  ------------------------------      ------------------------------

                                                    Percentage                           Percentage
                                    Number           of Class             Number          of Class
                                  Beneficially      Beneficially       Beneficially     Beneficially
                                     Owned             Owned               Owned            Owned
                                  ------------      ------------       ------------     ------------

Chester C.  Davenport (a)         3,518,645            22.6%             2,040,775           100%
 Envirotest Systems Corp.
 6903 Rockledge Drive
 Suite 214
 Bethesda, Maryland 20817

TSG Ventures Inc.                 2,246,818            17.0%                  --               --
 177 Broad St.
 Stamford, Connecticut 06901

Apollo Investment Fund, L.P. (b)  2,101,111            15.9%                  --               --
 c/o Apollo Advisors, L.P.
 2 Manhattanville Road
 Purchase, New York 10577

Chemical Equity Associates (c)
 (A California Limited
  Partnership)                    2,026,111            13.3%                   --              --
 380 Madison Avenue
 12th Floor
 New York, New York 10017

Polestar Capital Inc.               768,768             5.8%                   --              --
 180 North Michigan Ave.
 Suite 1905
 Chicago, Illinois 60601

Appaloosa Management, L.P (d)       789,000             6.0%                   --              --
David A. Tepper
 51 John F. Kennedy Parkway
 Short Hills, NJ 07078

Kane Partners, L.P. (e)             717,658             5.4%                   --              --
 80 East Middle Patent Road
 Bedford, New York 10506

Cleveland A. Christophe (f)       2,246,818            17.0%                   --              --
 TSG Ventures Inc.
 177 Broad St.
 Stamford, Connecticut 06901

Craig M. Cogut (b)                2,101,111            15.9%                   --              --
 Pegasus Financial LLC
 591 West Putnam Avenue
 Greenwich, CT 06830

Edward Dugger III (g)               417,203             3.2%                   --              --
 UNC Ventures, Inc.
 711 Atlantic Avenue
 Third Floor
 Boston, Massachusetts 02111



Richard L. Gelfond (h)              911,658             6.9%                    --             --
 Cheviot Capital Advisors Inc.
 P.O. Box 571
 Southampton, New York 11969

R.W. Kasten, Jr.                      2,000               *                     --

F. Robert Miller (i)                 40,000               *                     --              --

Raj Modi (j)                         87,066               *                     --

C. Michael Alston (k)                29,216               *                     --

Lawrence Taylor (l)                  77,932               *                     --

All directors and
 officers as a group
  (15 persons)                    9,431,648            60.1%                 2,040,755       100%


__________________________________

 *   Less than 1%

(a) Represents shares owned by Rockspring Management, Inc. and The Chester Corporation, both of which are wholly owned corporations of Mr. Davenport. Includes (i) 314,542 shares of Class A Common Stock issuable upon the exercise of options to purchase Class A Common Stock, which are exercisable at the option of the holder within sixty
    (60) days; (ii) 1,389,749 shares of Class B Common Stock and options to purchase 651,026 shares of Class B Common Stock which are exercisable at the option of the holder within sixty (60) days; (iii) 132,325 shares of Class A Common Stock held by Ms. Slivy Edmonds (as confirmed by Ms. Edwards and the Company's transfer agent on July 15,
    1996) as to which Mr. Davenport has been granted an irrevocable proxy with respect to all shareholder voting matters other than the election of directors; and (iv) 717,658 shares of Class A Common Stock owned by Kane Partners, L.P. Mr. Davenport, a Director of the Company, controls the General Partner of Georgetown Partners Limited Partnership ("Georgetown Partners"), which is a limited partner of Kane Partners, L.P. Georgetown Partners shares voting and investment power with respect to shares held by Kane Partners, L.P. Shares of Class B Common Stock are convertible at the option of the holder at any time into an equal number of shares of Class A Common Stock.

(b) Includes 2,026,111 shares owned by Apollo Investment Fund, L.P., a securities investment fund. Also includes 75,000 shares owned by Mr. Cogut. Mr. Cogut, a Director of the Company, is a Limited Partner of Apollo Advisors, L.P., and an executive officer and director of Apollo Capital Management, Inc., the General Partner of Apollo Advisors, L.P. Apollo Advisors, L.P., as the Managing General Partner of Apollo Investment Fund, L.P., exercises sole investment discretion over securities held by Apollo Investment Fund, L.P. Accordingly, Apollo Advisors, L.P. may be deemed the beneficial owner of the shares owned by Apollo Investment Fund, L.P. Mr. Cogut and the other officers and directors of Apollo Capital Management, Inc. disclaim beneficial ownership with respect to shares owned by Apollo Capital Management, Inc.

(c) Represents shares of Class A Common Stock issuable upon the conversion of Class C Common Stock, which are convertible at the option of Chase Banking Corporation. The Class C Common Stock does not have ordinary voting rights for the election of directors or other matters generally requiring a stockholder vote.

(d) The information on Appaloosa Management, LP and David A. Tepper and their beneficial ownership of Class A Common Stock is based on Schedule 13D filed with the Securities and Exchange Commission on October 9, 1996.

(e) The information on Kane Partners, L.P. and its beneficial ownership of the Class A Common Stock is based on Schedule 13G filed with the Securities and Exchange Commission filed on February 17, 1994.

(f) Represents shares owned by TSG Ventures Inc. Mr. Christophe, a Director of the Company, is a Principal, Director, and stockholder of TSG Ventures Inc., and shares voting and investment power with respect to such shares.

(g) Includes 319,224 shares owned by UNC Ventures II, L.P. and 87,991 shares owned by UNC Ventures, Inc. Mr. Dugger, a Director of the Company, is the President and Chief Executive Officer of UNC Ventures Inc. and, along with UNC Ventures, Inc., is a General Partner of UNC Ventures II, L.P., and holds, subject to the approval of the Board of Directors of UNC Ventures, Inc., investment power with respect to such shares.

(h) Represents shares owned by Kane Partners, L.P., options to purchase 100,000 shares of Class A Common Stock held by Cheviot Capital Advisors Inc. which are exercisable by the holder within sixty (60) days and 94,000 shares held directly by Mr. Gelfond. Mr. Gelfond, a Director of the Company, is the Vice President of the General Partner of Kane Partners, L.P. and shares voting and investment power with respect to such shares, and is the President and sole stockholder of Cheviot Capital Advisors Inc.

(i) Represents 40,000 shares of Class A Common Stock issuable upon the exercise of options to purchase Class A Common Stock, which are exercisable at the option of the holder within sixty (60) days.

(j) Includes 25,000 shares of Class A Common Stock issuable upon the exercise of options to purchase Class A Common Stock, which are exercisable at the option of the holder within sixty (60) days. Also includes 9,230 shares owned by members of Mr. Modi's immediate family. Mr. Modi disclaims beneficial ownership of such shares.

(k) Includes 28,666 shares of Class A Common Stock issuable upon the exercise of options to purchase Class A Common Stock, which are exercisable at the option of the holder within sixty (60) days.

(l) Includes 25,000 shares of Class A Common Stock issuable upon the exercise of options to purchase Class A Common Stock, which are exercisable at the option of the holder within sixty (60) days.


Item 13.      Certain Relationships and Related Transactions

    The Company was a party to an Agreement for Consulting Services with Cheviot Capital Advisors Inc. ("Cheviot") dated as of September 1, 1993 which expired on September 1, 1996. Under the agreement, Cheviot (and, specifically, Mr. Gelfond, the President and sole stockholder of Cheviot) was required to render consulting services to the Company at such times and in such manner as the Company may reasonably request, relating to strategy, bidding and financing of emissions testing contracts, for a three year term. In exchange for its services under the agreement, Cheviot received a base consulting service fee of $20,000 and $10,000 per month during the first and second year of the term, respectively, and received $10,000 per month during the next year of the term, reimbursement for reasonable out-of-pocket expenses, options to purchase 50,000 shares of Class A Common Stock at an exercise price of $9.75 per share (equal to the final quotation of the Class A Common Stock on the NASDAQ-NMS on August 31, 1993) and options to purchase 50,000 shares of Class A Common Stock at an exercise price of $14.00 per share. The options became fully vested on September 1, 1994. The option exercise price may be paid in cash or in unexercised in-the-money options (at their fair market value). All options expire if not exercised on or prior to August 31, 1998. The agreement prohibited Cheviot, during the term of the agreement, from engaging in any business or performing any services inconsistent with Cheviot's obligations under the agreement, or engaging in any business or performing any services for an organization or person engaged in a business directly competitive with that in which the Company is then engaged or has agreed or undertaken to become engaged. Under the agreement, the Company agreed to indemnify Cheviot, its directors, officers and employees from and against losses, damages and expenses in connection with any threatened, pending or completed action, suit, claim or proceeding arising out of any conduct, act or omission of the indemnified party relating to the agreement, so long as the indemnified party was not guilty of bad faith, gross negligence or willful or reckless misconduct and, in respect of any criminal action or proceeding, had no reasonable cause to believe that such indemnified party's conduct, act or omission was unlawful. Payments made under the agreement consisted of $120,000 for fees and $280 for reimbursed expenses during fiscal 1996.

    The Company is a party to a Legislative Monitoring Consulting Services Agreement with Kasten & Company. Mr. Kasten, a Class A director, is the sole owner of Kasten & Company. See Compensation Committee Interlocks and Insider Participation.

    During fiscal 1996, the Company made a bridge loan of $350,000 to Mr. Modi, Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, the loan proceeds were used for relocation expenses and the purchase of new residence in the Sunnyvale, California area, the location of the Company's new headquarters. The loan bears interest at the applicable treasury bill rate per annum and matures immediatley after the sale of his home at the old corporate headquarters location.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on the 28th day of January, 1997.


ENVIROTEST TECHNOLOGIES, INC.            ENVIROTEST SYSTEMS CORP.

By: /s/ Chester C. Davenport             By: /s/ Chester C. Davenport
    ------------------------------           --------------------------------
    Chester C. Davenport                     Chester C.  Davenport
    Chairman of the Board of Directors       Chairman of the Board of Directors