Form 10-Q
period 1996-12-31
ENVIROTEST SYSTEMS CORP /DE/
filed 1997-02-14
CIK 896267

                                  UNITED STATES
                        Securities and Exchange Commission
                           Washington, D.C. 20549-1004
                           ----------------------------
                                    Form 10-Q
(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended December 31, 1996
                                       or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the transition period from             to
                               -----------    ------------

                            ENVIROTEST SYSTEMS CORP.
                            ------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                     0-21454                   06-0914220
       --------                     -------                   ----------
(State or  other jurisdiction     (Commission               (IRS Employer
   of incorporation)              File Number)          Identification Number)

                          ENVIROTEST TECHNOLOGIES, INC.
                          -----------------------------
                (Exact name of registrant as specified in its charter)

       Delaware            33-57384-01,  33-75406-01          36-2680300
       --------            -------------------------          ----------
(State or  other jurisdiction     (Commission               (IRS Employer
of incorporation)                 File Number)           Identification Number)

                                 246 Sobrante Way
                            Sunnyvale, California 94086
                            ---------------------------
  (Address of principal executive offices, including zip code, of registrants)

                                  (408) 774-6300
                                  --------------
             (Registrants' telephone number, including area code)

    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

                                  Yes  X  No
                                      ---    ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class of Common Stock                Outstanding at January 31, 1997
       ---------------------                -------------------------------

Class A Common Stock, $0.01 par value              13,204,396 shares
Class B Common Stock, $0.01 par value               1,389,749 shares
Class C Common Stock, $0.01 par value               2,026,111 shares

                          ENVIROTEST SYSTEMS CORP.

                                   INDEX
                                   -----


                                                                       Page No.
                                                                       --------
PART I.  FINANCIAL INFORMATION
------------------------------

   Item 1.  Financial Statements:

             Condensed Consolidated Balance Sheets:
             December 31, 1996 and September 30, 1996                     3

             Condensed Consolidated Statements of Operations:
             three months ended December 31, 1996 and 1995                5

             Condensed Consolidated Statements of Cash Flows:
             three months ended December 31, 1996 and 1995                6

             Notes to Condensed Consolidated Financial Statements         7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                9

PART II.  OTHER INFORMATION
---------------------------

   Item 1.  Legal Proceedings                                             12
   Item 6.  Exhibits and Reports on Form 8-K                              14

SIGNATURES
----------
    Exhibit Index

                            PART I. FINANCIAL INFORMATION
                            Item 1.  Financial Statements
                               ENVIROTEST SYSTEMS CORP.
                        Condensed Consolidated Balance sheets
                                (Amounts in thousands)

                                               December 31,        September 30,
                                                  1996                 1996
                                               ------------        -------------
                                                (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                      $143,417          $ 53,104
   Short-term investments                                -             7,991
   Settlement due from Commonwealth of
     Pennsylvania                                                     80,000
     (current portion)
   Contract receivables, net of allowance for
     doubtful accounts of $468 and $449,
     respectively                                    9,088            10,969
   Prepaid and other current assets                  6,159             6,432
                                                  --------          --------
        Total current assets                       158,664           158,496

Restricted cash                                     19,111            21,108
Property, plant and equipment, net                 192,342           192,400
Assets held under capital lease, net                45,108            46,108
Assets held for sale, net                           30,276            32,246
Intangible assets, net                              14,245            14,927
Deferred debt acquisition costs, net                13,894            13,159
Deferred charges, net                                1,137             1,189
Other assets                                         1,675             1,151
                                                  --------          --------
         Total assets                             $476,452          $480,784

                            ENVIROTEST SYSTEMS CORP.
                  Condensed Consolidated Balance sheets (Continued)
                                (Amounts in thousands)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $  2,525          $  3,825
   Accrued interest                                  9,467             1,689
   Current portion of long-term debt                 4,032             4,740
   Current portion of capital lease and
     long-term debt obligation                       4,800             3,880
   Other current liabilities                        25,222            27,754
                                                  --------          --------
         Total current liabilities                  46,046            41,888

Senior long-term debt, net                         199,238           199,192
Senior subordinated debt                           125,000           125,000
Capital lease and long-term debt obligation,
   net of current portion                           56,965            58,155
Other long-term debt, net of current portion        36,997            38,129
Other long-term liabilities                          5,377             5,266
                                                  --------          --------
         Total liabilities                         469,623           467,630

Stockholders' equity:
   Common stock                                        166               166
   Additional paid-in capital                       60,172            60,172
   Cumulative currency adjustment                     (247)              (96)
   Retained deficit                                (47,684)          (41,510)
   Other stockholders' equity                       (5,578)           (5,578)
                                                  --------          --------
         Total stockholders' equity                  6,829            13,154
                                                  --------          --------
         Total liabilities and stockholders'
           equity                                 $476,452          $480,784
                                                  --------          --------
                                                  --------          --------

      The accompanying notes are an integral part of the condensed consolidated financial statements.

                          ENVIROTEST SYSTEMS CORP.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Amounts in thousands, except per share data)


                                                      Three Months Ended
                                                         December 31,

                                                      1996          1995
                                                    --------      --------
                                                          (Unaudited)

Contract revenues                                   $31,179       $28,184
Costs of services                                    24,604        21,892
                                                    --------      --------
Gross profit                                          6,575         6,292

Selling, general and administrative expenses          4,294         4,177
Amortization expense                                    672         1,011
Gain on Pennsylvania settlement                           -       (15,307)
                                                    --------      --------
  Income from operations                              1,609        16,411

Other expense (income):
   Interest expense                                   9,548         8,326
   Other                                                (80)           20
   Interest income                                   (1,685)       (1,095)
                                                    --------      --------
      Income (loss) before income taxes              (6,174)        9,160
Income tax expense                                        -         3,572
                                                    --------      --------
Net income (loss)                                   $(6,174)      $ 5,588
                                                    --------      --------
                                                    --------      --------
Earnings (loss) per common and common
   equivalent share                                 $ (0.37)      $  0.32
                                                    --------      --------
                                                    --------      --------
Weighted average common shares and
   common equivalent shares                          16,620        17,265
                                                    --------      --------
                                                    --------      --------
Earnings (loss) per common share - assuming
   full dilution                                    $ (0.37)      $  0.32
                                                    --------      --------
                                                    --------      --------
Weighted average common shares and common
   equivalent shares                                 16,620        17,265
                                                    --------      --------
                                                    --------      --------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                               ENVIROTEST SYSTEMS CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Amounts in thousands)


                                                           Three Months Ended
                                                               December 31,
                                                           1996          1995
                                                         -------       -------
                                                               (Unaudited)

Cash flows from operating activities                    $  6,853       $ 31,807
                                                         --------      --------
Cash flows from investing activities:
  Maturity of short-term investments                       7,991          1,347
  Purchases of property, plant, and equipment             (3,638)       (27,596)
                                                         --------      --------
      Net cash provided by (used in) investing
        activities                                         4,353        (26,249)

Cash flows from financing activities:

  Proceeds from sale of Pennsylvania receivable           79,405              -
  Proceeds from borrowings of long-term debt                   -         17,000
  Decrease in restricted cash                              1,997         14,837
  Repayment of long-term debt                               (980)             -
  Repayment of obligations under capital lease            (1,130)             -
  Capitalization of loan fees                               (190)          (573)
  Other                                                        -            121
                                                         --------      --------
      Net cash provided by financing activities           79,102         31,385

Effect of exchange rate on cash                                5             13
                                                         --------      --------
Net increase in cash and cash equivalents                 90,313         36,956
Cash and cash equivalents, beginning of
  period                                                  53,104         17,079
                                                         --------      --------
Cash and cash equivalents, end of period                $143,417        $54,035


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

    The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996 filed with the Securities and Exchange Commission.

    Operating results for the interim periods shown in this report are not necessarily indicative of the results to be expected for any other interim period or the full fiscal year.

2.  Deferred Charges

    The Company incurs significant expenses associated with bringing new emissions testing programs into operation, including staff recruiting and training, public information and similar pre-operating costs. These expenses are deferred and amortized over a twelve month period beginning with the commencement of the emissions program. At December 31, 1996, the Company had incurred and deferred approximately $1.1 million, net of accumulated amortization, of such expenses relating to the Indiana and Connecticut emissions programs. The Company expects that its results of operations during any fiscal period that includes the commencement of a program will be adversely impacted by this accelerated. amortization.

3.  Pennsylvania Settlement

    On December 11, 1996, the Company sold its right to receive the two remaining installment payments totaling $80 million (the "Receivable Assets") in principal amount due under a settlement agreement with the Commonwealth of Pennsylvania (the "Settlement Agreement") for approximately $79,405,000.


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

    The Settlement Agreement also requires the Company to use its best efforts to dispose of the assets it acquired to perform vehicle emissions testing services in Pennsylvania. If the net proceeds received by the Company from the sale of the assets is less than $55 million, Pennsylvania is obligated to pay the Company fifty percent of the difference up to $11 million no later than July 31, 1998. The amount of this contingent payment was reduced from $15 million in an amendment to the Settlement Agreement that permitted the Company to complete sale of the receivable assets. Should the net proceeds from the sale of the real estate and other program related assets exceed $55 million, the Company is obligated to pay the Commonwealth 75% of the amount by which the net proceeds exceed $55 million. Based upon the experience with recent sales of these assets, and the sufficiency of reserves, the Company has increased its estimates of the residual value of the remaining real estate by 4 million and the Company is of the opinion that upon final disposition of properties no loss will be recognized.

4.  Income Taxes

    The deferred tax asset has been fully reserved as of December 31, 1996. The amount of the deferred tax asset considered realizable, however, could change in the near term if estimates of future taxable income are revised.

5.  Legal Proceedings

    The State of Connecticut has made certain claims stating that the Company owes the State $2.4 million plus accruing amounts for certain cost savings in the start up of the enhanced testing program in Connecticut. The Company cannot predict the outcome of this complaint. However, the Company believes that it has valid defense against these claims.

    As previously disclosed, the Company is a defendant in Grendell, et al.
V. Ohio EPA. et al, a taxpayers' class action suit originally filed on October 3, 1996 in Geauga County Court of Common Pleas, State of Ohio. The case has been remanded to the Common Pleas Court in Franklin County, Ohio. Plaintiffs are political opponents to Ohio's motor vehicle emission inspection program, known as "E Check," and seek to enjoin the program and Envirotest's Ohio contracts as invalid and void based on three Ohio constitutional provisions. No case management schedule has been issued by the Court. The Company believes that it has valid defenses to the claims contained in the complaint and intends to defend the matter vigorously.

    On January 30, 1997, Ron Young, as relator, filed an original action for a writ of quo warranto and ancillary relief in the Ohio Supreme Court. The action names Betty D. Montgomery, Attorney General, as the respondent. The complaint requests that the Court require respondent to establish by what authority the Ohio General Assembly enacted Am. Sub. S.B. 18, the State's most recent version of a motor vehicle inspection and maintenance ("I/M") program.

    Apart from the question of standing, Envirotest believes that there are significant legal issues as to whether his action is encompassed within the scope and purpose of this extraordinary writ. Envirotest filed a motion to intervene as an additional party respondent on February 4, 1997. The Attorney General has twenty-one days from the date of service to respond. Envirotest believes it appears to be a necessary and indispensable party to the litigation, and that its motion should be sustained.

    See Part II., Item 1 - Legal Proceedings for further discussion.

    The Company is a party to various other legal proceedings and claims in the ordinary course of business. The Company does not believe that the outcome of any pending matters will have a material adverse affect on its consolidated financial position or results of operations.

                               ENVIROTEST SYSTEMS CORP.

Item 2.

                         MANAGEMENTS DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

    Contract revenues increased to $31.2 million in fiscal first quarter 1997 from $28.2 million in fiscal first quarter 1996, an increase of $3.0 million or 10.6%. This increase is primarily attributable to a $2.8 million increase in revenue generated from the implementation of a new contract with the State of Ohio, additional revenue of $2.0 million from the Washington State program acquired on January 30, 1996, and a $1.0 million increase in the British Columbia program resulting from a one time adjustment in the scheduling requirements for testing. The increase in revenue was partially offset by a decrease in revenue of $1.6 million in the Colorado program as more vehicles were scheduled for testing in the corresponding first fiscal quarter 1996.
The Connecticut program also experienced a decrease of $l.2 million as compared to the comparable quarter. The test volume in the comparable quarter included tests that had been extended by the State of Connecticut during the commencement of the new program in fiscal 1995. In addition, revenue also decreased $0.5 million as a result of the expiration of the California Quality Assurance contract which ceased September 30, 1996.

    Gross profit increased to $6.6 million in fiscal first quarter 1997 from $6.3 million in fiscal first quarter 1996, an increase of $0.3 million, or 4.8%. As a percentage of contract revenues, gross profit decreased to 21.1% in fiscal first quarter 1997 from 22.3% in fiscal first quarter 1996, an absolute decrease of 1.2%. This decrease was mainly attributable to the lower revenues in the Connecticut program, and the lower gross margin in the new Ohio program due to higher start-up costs then anticipated. This decrease was partially offset by the contribution from the newly acquired Washington program and the improvement in margins in the Colorado and British Columbia programs.

    Selling, general and administrative ("SG&A") expenses were $4.3 million in fiscal first quarter 1997 as compared to $4.2 million in fiscal first quarter 1996. As a percentage of contract revenues, SG&A expenses decreased to 13.8% in fiscal first quarter 1997 from 14.8% in fiscal first quarter 1996, an absolute decrease of 1.0%.

    Amortization expense decreased to $0.7 million in fiscal first quarter 1997 from $ 1.0 million in fiscal first quarter 1996, a decrease of $0.3 million. The decrease is attributable to expiration of the California Quality Assurance contract as of September 30, 1996.

    First fiscal quarter 1996 included a one time gain on the Pennsylvania settlement of $15.3 million.

    Income from operations decreased to $1.6 million in fiscal first quarter 1997 from $16.4 million in fiscal first quarter 1996, a decrease of $14.8 million. Income from operations as a percentage of contract revenues decreased to 5.2% in fiscal first quarter 1997 from 58.2% in fiscal first quarter 1996 an absolute decrease of 53.0%. This decrease was primarily attributable to the gain of $15.3 million reflected on the Pennsylvania settlement in fiscal first quarter of 1996.

    Interest expense increased to $9.5 million in fiscal first quarter 1997 from $8.3 million in fiscal first quarter 1996, an increase of $1.2 million. The increase in interest expense was primarily attributable to debt associated with the start-up of new programs in Wisconsin, Washington, and Indiana.

    Interest income increased to $1.7 million in fiscal first quarter 1997 from $1.1 million in fiscal first quarter of 1996, an increase of $0.6 million. The increase in interest income was primarily attributable to interest earned on the amounts due under the Pennsylvania settlement.

    There was no income tax benefit on the pretax loss in fiscal first quarter 1997 compared to an income tax expense of $3.6 million in fiscal first quarter 1996. The benefit was lower than the combined federal and state effective tax rate of approximately 39% as a result of recording a valuation allowance to fully reserve the deferred tax asset.

    Net loss was $6.2 million in fiscal first quarter 1997 compared to a net income of $5.6 million in fiscal first quarter 1996, a decrease of $11.8 million.

Liquidity, Capital Resources and Commitments

    Cash and cash equivalents, short-term investments and restricted cash increased to $162.5 million at December 31, 1996 from $82.2 million at September 30, 1996. The increase of $80.3 million was primarily a result of the proceeds of $79.4 million received as a result of the Company selling its right to receive the two remaining installment payments totaling $80 million from the Commonwealth of Pennsylvania.

    The Company's primary uses of cash are the funding of the Company's capital expenditure requirements, payments on capital and operating leases, interest payments and other working capital needs. The Company's capital and operating leases currently require minimum lease payments of approximately $15.7 million in fiscal year 1997, decreasing to approximately $14.3 million through 1999 and decreasing thereafter as certain leases are scheduled to expire.

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

    The Company's principal commitments at December 31, 1996 consist of capital expenditure requirements for the completion of implementation of the Indiana program estimated at

$2.4 million. Also in fiscal 1997, the Company intends to spend approximately $1.2 million on maintenance capital expenditures.

    The Company believes that its existing cash resources, cash generated from operations and alternative financing sources, including leasing alternatives, will be sufficient to complete implementation of the Indiana program and to meet its liquidity requirements for the foreseeable future.

Recent Accounting Pronouncements

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

    Certain sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, with respect to the Company's expectations or belief concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. The forward looking statements include, without limitation, the amounts of reserves recognized and ultimate outcome of pending litigation.

                               ENVIROTEST SYSTEMS CORP.
                              PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

    As previously disclosed, the Company's new contract with the state of Connecticut began January 1, 1995, with enhanced testing scheduled to begin on April 3, 1995. Just prior to the startup of enhanced testing, the State decided to continue the old testing procedure and phase in the enhanced testing. Additionally, the Company was unable to build two facilities, one due to the State's inability to provide the land the contract required and the other due to the inability to obtain zoning. The State claimed that it was entitled to be paid for the cost savings to the Company for not having performed the enhanced test and not having built the facilities. The Company claimed additional costs incurred when the State unilaterally changed the test. After unsuccessful settlement negotiations, the Commissioner of Department of Motor Vehicles rendered a decision on February 9, 1996 that the Company owed the State
$2.4 million plus other non-qualified amounts for 1995 and additional accruing amounts until the enhanced test was performed and the facilities built. In accordance with the contract and to protect its rights, the Company appealed the Commissioner's decision to binding arbitration at the American Arbitration association. On May 1, 1996, prior to the appointment of the arbitrators, the State filed a complaint in the Superior Court at Hartford to enjoin the arbitration from going forward claiming that the American Arbitration Association had no power to administer hearings in this manner. The State has taken no further action on this matter and no hearing date with regard to the State's complaint has been scheduled.

    As previously disclosed, the Company is a defendant in Grendell, et al.
V. Ohio EPA. et al, a taxpayers' class action suit originally filed on October 3, 1996 in Geauga County Court of Common Pleas, State of Ohio. The case has been remanded to the Common Pleas Court in Franklin County, Ohio. Plaintiffs are political opponents to Ohio's motor vehicle emission inspection program, known as "E Check," and seek to enjoin the program and Envirotest's Ohio contracts as invalid and void based on three Ohio constitutional provisions. No case management schedule has been issued by the Court. The Company believes that it has valid defenses to the claims contained in the complaint and intends to defend the matter vigorously.

    On January 30, 1997, Ron Young, as relator, filed an original action for a writ of quo warranto and ancillary relief in the Ohio Supreme Court. The action names Betty D. Montgomery, Attorney General, as the respondent. The complaint requests that the Court require respondent to establish by what authority the Ohio General Assembly enacted Am. Sub. S.B. 18, the State's most recent version of a motor vehicle inspection and maintenance ("I/M") program.

    A relator needs authority to request a writ of quo warranto. Typically, only the State Attorney General has the right to bring such an action. Mr. Young, a member of the Ohio House of Representatives, asserts that the Attorney General is disqualified from bringing an action for a writ. In addition to asserting his standing to request a writ of quo warranto, Representative Young's complaint seeks to invalidate Envirotest's contracts awarded pursuant to Ohio's I/M statutes on state and federal constitutional grounds.

    Apart from the question of standing, Envirotest believes that there are significant legal issues as to whether his action is encompassed within the scope and purpose of this extraordinary writ. Envirotest filed a motion to intervene as an additional party respondent on February 4, 1997. The Attorney General has twenty-one days from the date of service to respond. Envirotest believes it appears to be a necessary and indispensable party to the litigation, and that its motion should be sustained.

    The Company is a party to various other legal proceedings and claims in the ordinary course of business. The Company does not believe that the outcome of any pending matters will have a material adverse affect on its consolidated financial position or results of operations.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              (11) Statement of Computation of Earnings Per Share
              (27) Financial Data Schedule

    a.   Reports on Form 8-K

    The Registrants filed the following reports on Form 8-K during the last quarter:

    1. The Company filed a Report on Form 8-K on December 12, 1996 that included information under Item 5 ("Other Events"). The Report was filed for the purpose of disclosing that the Company had sold its right to receive the two remaining installment payments totaling $80 million in principal amount due to the Company under its Settlement Agreement with the Commonwealth of Pennsylvania for approximately $79,405,000. The Report did not include any financial statements.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused their report to be signed on their behalf by the undersigned thereunto duly authorized.



                             ENVIROTEST SYSTEMS CORP.
                                  (Registrant)


                             ENVIROTEST TECHNOLOGIES, INC.
                                  (Registrant)


Date:  February 14, 1997               /s/F. Robert Miller
                             F. Robert Miller
                             President and Chief Executive Officer

Date:  February 14, 1997               /s/Raj Modi
                             Raj Modi
                             Vice President, Chief Financial Officer
                             Treasurer and Assistant Secretary
                             (Principal Financial Officer)

                               ENVIROTEST SYSTEMS CORP.

                                    EXHIBIT INDEX



Exhibit
Number                                      Page No.



(11)          Statement of Computation Earnings Per Share
(27)          Financial Data Schedule