Form 10-Q
period 1997-03-31
ENVIROTEST SYSTEMS CORP /DE/
filed 1997-05-15
CIK 896267

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549-1004

                                   ----------

                                    FORM 10-Q

(Mark One)

|x| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

                          ENVIROTEST TECHNOLOGIES, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

          Delaware              33-57384-01, 033-75406-01       36-2680300
          --------              -------------------------       ----------
(State or other jurisdiction           (Commission            (IRS Employer
      of incorporation)                File Number)       Identification Number)

                                246 Sobrante Way
                               Sunnyvale, CA 94086
                               -------------------
  (Address of principal executive offices, including zip code, of registrants)

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

                                    Yes  X  No ___
                                        ---

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class of Common Stock                    Outstanding at April 30, 1997
          ---------------------                    -----------------------------

     Class A Common Stock, $0.01 par value                    13,204,396 shares
     Class B Common Stock, $0.01 par value                     1,389,749 shares
     Class C Common Stock, $0.01 par value                     2,026,111 shares

                            ENVIROTEST SYSTEMS CORP.

                                      INDEX

                                                                     Page No.
                                                                     --------
PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements:

           Condensed Consolidated Balance Sheets:
            March 31, 1997 and September 30, 1996                       3

           Condensed Consolidated Statements of Operations:
           three and six months ended March 31, 1997 and 1996           4

           Condensed Consolidated Statements of Cash Flows:
           six months ended March 31, 1997 and 1996                     5

           Notes to Condensed Consolidated Financial Statements         6

   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                8

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings                                           12

   Item 5. Other                                                       13

   Item 6. Exhibits and Reports on Form 8-K                            13

SIGNATURES                                                             14

                          PART I. FINANCIAL INFORMATION

Item I. Financial Statements

                            ENVIROTEST SYSTEMS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                     March 31,       September 30,
                                                                       1997              1996
                                                                     ---------       -------------
                                                                    (unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                         $ 135,827         $  53,104
   Short-term investments                                                 --               7,991
   Settlement due from Commonwealth of Pennsylvania                       --              80,000
   Contract receivables, net                                            10,577            10,969
  Prepaid and other current assets                                       6,708             6,432
                                                                     ---------         ---------
        Total current assets                                           153,112           158,496

Restricted cash                                                         18,935            21,108
Property, plant and equipment, net                                     184,597           192,400
Assets held under capital lease, net                                    44,858            46,108
Assets held for sale, net                                               31,601            32,246
Intangible assets, net                                                  13,564            14,927
Deferred debt acquisition costs, net                                    13,296            13,159
Deferred charges, net                                                    1,238             1,189
Other assets                                                             1,325             1,151
                                                                     ---------         ---------
         Total assets                                                $ 462,526         $ 480,784
                                                                     =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                  $   3,059         $   3,825
   Accrued interest                                                      1,581             1,689
   Current portion of long-term debt                                     4,570             4,740
   Current portion of capital lease and long-term debt obligation        4,900             3,880
   Accrued expenses and other current liabilities                       26,120            27,754
                                                                     ---------         ---------
         Total current liabilities                                      40,230            41,888

Senior long-term debt, net                                             199,283           199,192
Senior subordinated debt                                               125,000           125,000
Capital lease and long-term debt obligation, net of current portion     55,695            58,155
Other long-term debt, net of current portion                            35,663            38,129
Other long-term liabilities                                              5,480             5,266
                                                                     ---------         ---------
         Total liabilities                                             461,351           467,630

Stockholders' equity:
   Common stock                                                            166               166
   Additional paid-in capital                                           60,172            60,172
   Cumulative currency adjustment                                         (174)              (96)
   Accumulated deficit                                                 (53,411)          (41,510)
   Predecessor carry-over basis                                         (5,578)           (5,578)
                                                                     ---------         ---------
         Total stockholders' equity                                      1,175            13,154
                                                                     ---------         ---------
         Total liabilities and stockholders' equity                  $ 462,526         $ 480,784
                                                                     =========         =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                            ENVIROTEST SYSTEMS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Amounts in thousands, except per share data)

                                                         Three                        Six
                                                     Months Ended                  Months Ended
                                                        March 31,                   March 31,
                                                   1997          1996          1997          1996
                                                 --------      --------      --------      --------
                                                      (Unaudited)                  (Unaudited)
Contract revenues                                $ 33,715      $ 30,024      $ 64,894      $ 58,208
Costs of services                                  25,825        28,212        50,429        50,104
                                                 --------      --------      --------      --------
Gross profit                                        7,890         1,812        14,465         8,104

Selling, general and administrative expenses        4,984         6,272         9,278        10,449
Consolidation expense                                --           1,850          --           1,850
Amortization expense                                  669           873         1,341         1,884
Gain on Pennsylvania settlement                      --            --            --         (15,307)
                                                 --------      --------      --------      --------

   Income (loss) from operations                    2,237        (7,183)        3,846         9,228

Other expense (income):
   Interest expense                                10,294        10,066        19,842        18,392
   Other                                              175           (12)           95             8
   Interest income                                 (2,505)       (2,740)       (4,190)       (3,835)
                                                 --------      --------      --------      --------

      Income (loss) before income taxes            (5,727)      (14,497)      (11,901)       (5,337)
Income tax expense                                   --           1,918          --           5,490
                                                 --------      --------      --------      --------

Net loss                                         $ (5,727)     $(16,415)     $(11,901)     $(10,827)
                                                 ========      ========      ========      ========

Loss per common and common
   equivalent share                              $  (0.34)     $  (0.99)     $  (0.72)     $  (0.66)
                                                 ========      ========      ========      ========

Weighted average common shares and
   common equivalent shares                        16,620        16,571        16,620        16,485
                                                 ========      ========      ========      ========

Loss per common share - assuming
   full dilution                                 $  (0.34)     $  (0.99)     $  (0.72)     $  (0.66)
                                                 ========      ========      ========      ========

Weighted average common shares and common
   equivalent shares                               16,620        16,571        16,620        16,485
                                                 ========      ========      ========      ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                            ENVIROTEST SYSTEMS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                          Six Months Ended
                                                                             March 31,
                                                                        1997             1996
                                                                     ---------         ---------
                                                                             (Unaudited)
Cash flows from operating activities                                 $   1,894         $  18,641
                                                                     ---------         ---------

Cash flows from investing activities:
     Maturity of short-term investments                                  7,991             1,347
     Payment for purchase of Systems Control, Inc.,
       net of cash acquired                                               --              (1,032)
     Purchases of property, plant and equipment                         (4,468)          (38,917)
                                                                     ---------         ---------
          Net cash provided by (used in) investing activities            3,523           (38,602)

Cash flows from financing activities:
     Proceeds from sale of Pennsylvania receivable                      79,405              --
     Proceeds from borrowings of long-term debt                           --              17,000
     Decrease in restricted cash                                         2,173            19,067
     Repayment of long-term debt                                        (1,776)             (800)
     Repayment of obligations under capital lease                       (2,300)             --
     Capitalization of loan fees                                          (201)             (855)
     Other                                                                --                 148
                                                                     ---------         ---------
          Net cash provided by financing activities                     77,301            34,560

Effect of exchange rate on cash                                              5                17
                                                                     ---------         ---------

Net increase in cash and cash equivalents                               82,723            14,616
Cash and cash equivalents, beginning of period                          53,104            17,079
                                                                     ---------         ---------

Cash and cash equivalents, end of period                             $ 135,827         $  31,695
                                                                     =========         =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                            ENVIROTEST SYSTEMS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all material adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

         The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996, filed with the Securities and Exchange Commission.

         Operating results for the interim periods shown in this report are not necessarily indicative of the results to be expected for any other interim period or the full fiscal year.

2.   Deferred Charges

         The Company incurs significant expenses associated with bringing new emissions testing programs into operation, including staff recruiting and training, public information and similar pre-operating costs. These expenses are deferred and amortized over a twelve month period beginning with the commencement of the emissions program. At March 31, 1997, the Company had incurred and deferred approximately $1.2 million, net of accumulated amortization, of such expenses relating to the Indiana emissions program. The Company expects that its results of operations during any fiscal period that includes the commencement of a program will be adversely impacted by this accelerated amortization.

3.    Pennsylvania Settlement

         On December 11, 1996, the Company sold its right to receive the two remaining installment payments totaling $80 million (the "Receivables Assets") in principal amount due under a settlement agreement with the Commonwealth of Pennsylvania (the "Settlement Agreement") for approximately $79,405,000.


         The transaction was effected through a sale of the Receivables Assets from Envirotest Partners ("Partners"), a Pennsylvania general partnership owned by Envirotest and ETI, to a newly formed wholly owned subsidiary of the Company, ES Funding Corp. ("Funding"). Funding, in turn, transferred the Receivables Assets to an affiliate of a Pennsylvania bank. Funding and Partners provided certain representations in connection with the transaction, including representations as to enforceability of the Settlement Agreement against the Commonwealth, and agreed to repurchase the Receivables Assets if Partners fails to comply with its obligations under the Settlement Agreement.

         The Settlement Agreement requires the Company to use its best efforts to dispose of the assets it acquired to perform vehicle emissions testing services in Pennsylvania. If the net proceeds received by the Company from the sale of the assets is less than $55 million, Pennsylvania is obligated to pay the Company fifty percent of the difference up to $11 million no later than July 31, 1998. The amount of this contingent payment was reduced from $15 million in an amendment to the Settlement Agreement that permitted the Company to complete the sale of the receivable assets. Should the net proceeds from the sale of the real estate and other program related assets exceed $55 million, the Company is obligated to pay the Commonwealth 75% of the amount by which the net proceeds exceed $55 million. Based upon the experience with recent sales of these assets and the sufficiency of reserves, the Company is of the opinion that upon final disposition of properties no loss will be recognized.

4.   Business Acquisition
         In January 1996, the Company purchased from Systems Control, Inc. ("SCI") the stock of SCI-WA, a Washington company and operator of the State of Washington centralized emissions testing program, all intellectual property of SCI and an option to purchase SCI's Indiana subsidiary for $3.2 million. The Company exercised the option in June, 1996 and purchased the assets of the Indiana subsidiary. The results of operations of SCI-WA have been included in consolidated results from the date of acquisition.

5.    Income Taxes
         The deferred tax asset is fully reserved as of March 31, 1997. The amount of the deferred tax asset considered realizable may change in the near term if estimates of future taxable income are revised.

6.   Legal Proceedings
         The State of Connecticut has made certain claims stating that the Company owes the State $2.4 million plus accruing amounts for certain cost savings in the start up of the enhanced testing program in Connecticut. The Company cannot predict the outcome of this complaint. However, the Company believes that it has valid defense against these claims.

         The Company is a defendant in Grendell, et al. V. Ohio EPA. et al, a taxpayers' class action suit originally filed on October 3, 1996 in Geauga County Court of Common Pleas, State of Ohio. The case has been remanded to the Common Pleas Court in Franklin County, Ohio. Plaintiffs seek to enjoin the Ohio motor vehicle emission inspection program and the Company's Ohio contracts as invalid and void based on certain Ohio constitutional provisions. The Company believes that it has valid defenses to the claims contained in the complaint and intends to defend the matter vigorously.

         On January 30, 1997, Ron Young, as relator, filed an action for a writ of quo warranto and ancillary relief in the Ohio Supreme Court. The action named the State Attorney General as respondent, and sought to establish by what authority the Ohio General Assembly enacted Am. Sub. S. B. 18, the authorizing legislation for the State's existing motor vehicle inspection and maintenance program. On February 24, 1997, the Attorney General filed a motion to dismiss the action. On March 12, 1997, the Ohio Supreme Court sustained the motion, and dismissed the case matter in its entirety.

         On May 12, 1997 the Company was served with a complaint asserting that Timothy Dore purports to represent a class of all "front range drivers who have paid to have their vehicle emissions systems tested by the Company". The complaint, filed in Denver District Court, states two claims for relief, breach of contract and negligence, and seeks damages equal to the difference in price between the new emissions test and the old tail pipe test for all test for members of the class undertaken on the front range since implementation of the Company's testing program. The complaint also seeks cancellation of the contract for the State of Colorado. The Company believes that it has valid defenses to the claims contained in the complaint and intends to defend the matter vigorously.

         The Company is a party to various other legal proceedings and claims in the ordinary course of business. The Company does not believe that the outcome of any pending matters will have a material adverse affect on its consolidated financial position or results of operations.

See Part II., Item 1 - Legal Proceedings for further discussion.

                            ENVIROTEST SYSTEMS CORP.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company conducts its operations directly and through its principal wholly owned subsidiaries, Envirotest Technologies, Inc. ("ETI"), Envirotest Wisconsin, Inc. and Systems Control, Inc., a Washington corporation. The Company's British Columbia, Canada operations are conducted through a British Columbia partnership, Envirotest Canada which is wholly owned by the Company (through its subsidiaries).

         Certain sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, with respect to the Company's expectations or belief concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. The forward looking statements include, without limitation, the amounts of reserves recognized, the number of annual tests, the commencement of operations for a particular program, the amount of revenues that will be generated under a contract, and ultimate outcome of pending litigation.

Recent Developments

           During the second fiscal quarter, the Company signed an agreement with the State of Florida extending the current contract at the same test fee for two additional years to expire March 31, 2000. The extension is expected to generate aggregate revenues of up to $32 million. The Company was also awarded a contract to provide a vehicle safety and inspection program in Connecticut which commenced January, 1, 1997. Under the terms of the contract, which expires in June, 2002, Envirotest will provide safety inspections on an estimated 160,000 vehicles per year with anticipated annual revenues of approximately $2.1 million to the Company.

         As of March 31, 1997, the State of California elected to terminate the Company's contract to provide remote sensing services. The contract was expected to extend through June 30, 1998 and provide $2.3 million of revenue to the Company. The termination was related to the State's decision to reassess its future vehicle emissions testing program.

Results of Operations

         Contract revenues increased to $33.7 million in fiscal second quarter 1997 from $30.0 million in fiscal second quarter 1996, an increase of $3.7 million or 12.3%. For the six months ended March 31, 1997, contract revenues were $64.9 million, an increase of $6.7 million, or 11.5%, over contract revenues of $58.2 million for the corresponding period in fiscal 1996. The increase in contract revenues in fiscal second quarter 1997 as compared to fiscal second quarter 1996 was primarily due to additional revenues of approximately $1.4 million generated from a new program with the State of Indiana which commenced operations in January, 1997, additional revenues of $0.8 million from the Washington State program acquired on January 30, 1996, $1.4 million of additional revenues in the British Columbia program of which approximately $0.6 million is attributable to the employee strike which impacted operations during fiscal second and third quarters of 1996 and $0.8 million from a one time adjustment in test scheduling, and $0.5 million increase in remote sensing unit sales. These increases were offset by a $0.5 million decrease in revenue as a result of the expiration of the California Quality Assurance contract on September 30, 1996.

         The increase in contract revenues of $6.7 million for the six months ended March 31, 1997 resulted primarily from additional revenues of approximately $7.1 million generated from new contracts with the states of Indiana and Ohio, and a full quarter of operations in the Washington state program; $2.5 million from the British Columbia program resulting from a one time adjustment in test scheduling and the absence of testing due to an employee strike during the second and third quarters of fiscal year 1996; and $0.8 million increase in remote sensing unit sales. These increases were offset by a decrease of $1.9 million in the Colorado program and $0.9 million in the Connecticut program as more vehicles were scheduled for testing in these programs in the corresponding period in fiscal 1996. Revenue also decreased $1.0 million as a result of the expiration of the California Quality Assurance Contract.

         Gross profit increased to $7.9 million in fiscal second quarter 1997 from $1.8 million in fiscal second quarter 1996, an increase of $6.1 million, or 335.4%. As a percentage of contract revenues, gross profit increased to 23.4% in fiscal second quarter 1997 from 6.0% in fiscal second quarter 1996, an absolute increase of 17.4%. This increase was attributable to several factors including lower operating costs of $2.9 million in the Ohio and Wisconsin programs, which were burdened with start-up and accelerated amortization of deferred charges in the corresponding fiscal quarter; contribution of $1.4 million from new and acquired programs in Indiana and Washington; improvement of $1.0 million in the British Columbia program which benefited from a one time volume increase and the settlement of the employee strike as discussed above. Most other programs also experienced improved margins resulting from operating efficiencies.

         For the six months ended March 31, 1997, gross profit increased to $14.5 million from $8.1 million for the corresponding period in fiscal 1996, an increase of $ 6.4 million or 78.5%. As a percentage of contract revenues, gross profit increased to 22.3% from 13.9% in the corresponding period in fiscal 1996, an absolute increase of 8.4%. This increase was attributable to increased contribution of $2.3 million from the Ohio and Wisconsin programs resulting from higher revenues in the new enhanced programs and cost efficiencies as compared to the prior fiscal period which included higher operating expenditures associated with the startup of these new enhanced programs. In addition, improved gross profit resulted from the new and acquired programs in Indiana and Washington which made additional contributions of $1.6 million. British Columbia program contributed $1.9 million for the reasons discussed above and other general improvements added $1.4 million to the Company's operating results. These increases were offset by a decrease in contribution from the California Quality Assurance contract that expired in September 30, 1996.

         Selling, general and administrative ("SG&A") expenses decreased to $5.0 million in fiscal second quarter 1997 from $6.3 million in fiscal second quarter 1996, a decrease of $1.3 million or 20.5%. As a percentage of contract revenues, SG&A expenses decreased to 14.8% in fiscal second quarter 1997 from 20.9% in fiscal second quarter 1996, an absolute decrease of 6.1%. For the six months ended March 31, 1997, SG&A decreased to $9.3 million from $10.4 million for the corresponding period in fiscal 1996, a decrease of $1.1 million or 11.2%. As a percentage of contract revenues, SG&A expenses decreased to 14.3% for the six months ended

March 31, 1997 from 18.0% for the corresponding period in 1996, an absolute decrease of 3.7%. The decrease in SG&A expenses is primarily due to relocation costs of $1.5 million resulting from the consolidation of the corporate headquarters to Sunnyvale, California during fiscal second quarter 1996. Also, in fiscal second quarter 1996, the Company recorded a consolidation expense of $1.9 million representing the costs associated with the closure of the Phoenix corporate headquarters and other restructuring costs.

         Amortization expense decreased to $0.7 million in fiscal second quarter 1997 from $0.9 million in fiscal second quarter 1996, a decrease of $0.2 million. For the six months ended March 31, 1997, amortization expense decreased to $1.3 million from $1.9 million for the corresponding period in fiscal 1996. The decrease was attributable to the expiration of the California Quality Assurance contract as of September 30, 1996.

         A one time gain on the Pennsylvania settlement of $15.3 million was included in the six months ended March 31, 1996.

         Income from operations increased to $2.2 million in fiscal second quarter 1997 from a $7.2 million loss in fiscal second quarter 1996, an increase of $9.4 million. As a percentage of contract revenues, income from operations increased to 6.6% as compared to a 23.9% loss in the corresponding period of the prior year, an absolute increase of 30.5%. The increase in income is due to the increase in gross profit of $6.1 million, SG&A reductions of $1.3 million, reduced amortization expenses of $0.2 million, and the absence of the consolidation expense incurred in fiscal second quarter 1996 of $1.9 million, as discussed above. For the six months ended March 31, 1997, income from operations decreased to $3.8 million from $9.2 million in the corresponding period of the prior year, a decrease of $5.4 million. For the six months ended March 31, 1997, income from operations as a percentage of contract revenues decreased to 5.9% compared to 15.9% in the corresponding period of the prior year, an absolute decrease of 10.0%. The decrease is due to the inclusion of the gain on the Pennsylvania settlement of $15.3 million in the comparable fiscal period in 1996 offset by the absence of the prior year consolidation expense of $1.9 million, reduced SG&A expenses of $1.2 million, lower amortization expense of $0.5 million, and increased gross profit of $6.4 million in the six month period ending March 31, 1997.

         Interest expense increased to $10.3 million in fiscal second quarter 1997 from $10.0 million in fiscal second quarter 1996, an increase of $0.3 million. For the six months ended March 31, 1997, interest expense increased to $19.8 million from $18.4 million in the corresponding period of the prior year, an increase of $1.4 million. These increases were primarily attributable to debt associated with the Wisconsin, Washington and Indiana programs.

         Interest income decreased to $2.5 million in fiscal second quarter 1997 from $2.7 million in fiscal second quarter of 1996, a decrease of $0.2 million. For the six months ended March 31, 1997, interest income increased to $4.2 million compared to $3.8 million in the corresponding period of the prior year. This increase over the prior year was primarily attributable to the interest earned on amounts under the Pennsylvania settlement.

         There was no income tax benefit on the pretax loss in the fiscal second quarter 1997 compared to income tax expense of $1.9 million in fiscal second quarter 1996. There was no income tax benefit on the pretax loss for the six months ended March 31, 1997 compared to income tax expense of $5.5 million for the six months ended March 31, 1996. The absence of the tax credit at the combined federal and state effective tax rate of approximately 39% is a result of recording a valuation allowance to fully reserve the net deferred tax asset.

         Net loss was $5.7 million in fiscal second quarter 1997 compared to a $16.4 million loss in fiscal second quarter 1996, a decrease of $10.7 million. For the six months ended March 31, 1997, net loss was $11.9 million compared to $10.8 million for the corresponding period in fiscal 1996.

Liquidity, Capital Resources and Commitments

         Cash and cash equivalents, short-term investments and restricted cash increased to $154.8 million at March 31, 1997 from $82.2 million at September 30, 1996. The increase of $72.6 was primarily a result of the proceeds of $79.4 million received as a result of the Company selling its rights to receive the two remaining installment payments totaling $80 million from the Commonwealth of Pennsylvania and $1.9 million of cash generated from operations. These increases in cash were partially offset by $4.3 million of debt and capital lease payments and $4.5 million of purchases of property, plant and equipment primarily for the new Indiana program.

         The Company's primary uses of cash are the funding of the Company's capital expenditure requirements, debt repayments, payments on capital and operating leases, interest payments and other working capital needs. The Company's capital and operating leases currently require minimum lease payments of approximately $15.7 million in fiscal year 1997, decreasing to approximately $14.3 million through 1999 and decreasing thereafter as certain leases are scheduled to expire.

         The Company's capital expenditures include expenditures for maintenance of existing facilities, and development and construction expenditures for new emissions facilities. The Company's development and construction capital expenditures are dependent on the number of contracts it is awarded, and are only incurred after the contract has been signed. After signing a contract, the Company may incur significant development and construction expenditures, which the Company expects to finance with existing cash resources, internally generated funds, additional borrowings and alternative financing sources, including leasing alternatives. It generally takes one to two years after a contract has been signed for a program to begin operations and generate revenues, depending on the size of the program.

         The Company's principal commitments at March 31, 1997 consist of approximately $2.1 million of capital expenditure requirements for two facilities still to be completed in the Indiana program . Also in fiscal year 1997, the Company intends to spend approximately $1.2 million on maintenance capital expenditures. The Company believes that its existing cash resources, cash generated from operations and alternative financing sources, including leasing alternatives, will be sufficient to complete implementation of the Indiana program and to meet its liquidity requirements for the foreseeable future.

Recent Accounting Pronouncements

     During February 1997, the Financial Accounting Standards Board issued Statement No. 128 , "Earnings per Share"(SFAS No. 128) which establishes standards for computing and presenting earnings per share (EPS) more comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company is studying the impact of SFAS No. 128, which is effective for the financial statements issued for periods ending after December 15, 1997, will have on its EPS calculation.

                            ENVIROTEST SYSTEMS CORP.
                           PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

The Company's new contract with the State of Connecticut began January 1, 1995. Enhanced testing was scheduled to begin on April 3, 1995. Just prior to the startup of enhanced testing, the State unilaterally decided to continue the old testing procedure and phase in the enhanced testing. Additionally, the Company was unable to build two facilities, one due to the State's inability to provide the land the contract required and the other due to the Company's inability to obtain zoning. The State claimed that it was entitled to be paid for the cost savings to the Company for not having performed the enhanced test and not having built the facilities. The Company claimed additional costs incurred when the State unilaterally changed the test. After unsuccessful settlement negotiations, the Commissioner of Department of Motor Vehicles decided on February 9, 1996 that the Company owed the State $2.4 million plus other non-qualified amounts for 1995 and additional accruing amounts until the enhanced test was performed and the facilities built. In accordance with the contract and to protect its rights, the Company appealed the Commissioner's decision to binding arbitration under rules of the American Arbitration Association. On May 1, 1996, prior to the appointment of the arbitrators, the State filed a complaint in the Superior Court in Hartford, Connecticut to enjoin the arbitration claiming that the American Arbitration Association had no power to administer hearings in this matter. The State has taken no further action on this matter and no hearing date with regard to the State's complaint has been scheduled.


 The Company is a defendant in Grendell, et al. V. Ohio EPA. et al, a taxpayers' class action suit originally filed on October 3, 1996 in Geauga County Court of Common Pleas, State of Ohio. The case has been remanded to the Common Pleas Court in Franklin County, Ohio. Plaintiffs seek to enjoin the program and the Company's Ohio contracts as invalid and void based on certain Ohio constitutional provisions. The Company believes that it has valid defenses to the claims contained in the complaint and intends to defend the matter vigorously.

     On January 30, 1997, Ron Young, as relator, filed an action for a writ of quo warranto and ancillary relief in the Ohio Supreme Court. The action named the State Attorney General as respondent, and sought to establish by what authority the Ohio General Assembly enacted Am. Sub. S. B. 18, the State's most recent version of its motor vehicle inspection and maintenance program. On February 24, 1997, the Attorney General filed a motion to dismiss the action. On March 12, 1997, the Ohio Supreme Court sustained the motion, and dismissed the case in its entirety.

     On May 12, 1997 the Company was served with a complaint asserting that Timothy Dore purports to represent a class of all "front range drivers who have paid to have their vehicle emissions systems tested by the Company". The complaint, filed in Denver District Court, states two claims for relief, breach of contract and negligence, and seeks damages equal to the difference in price between the new emissions test and the old tail pipe test for all test for members of the class undertaken on the front range since implementation of the Company's testing program. The complaint also seeks cancellation of the contract for the State of Colorado. The Company believes that it has valid defenses to the claims contained in the complaint and intends to defend the matter vigorously.

     The Company is a party to various other legal proceedings and claims in the ordinary course of business. The Company does not believe that the outcome of any pending matters will have a material adverse affect on its consolidated financial position or results of operations.

Item 5.   OTHER

         None.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits

                Employment Agreement between Richard Webb and Envirotest Systems
                Corp. as of April 14, 1997.................................................10.115

                Agreement for Renewal of Contract for Motor Vehicle Inspection
                Program between Envirotest Technologies and the Florida Department of Highway Safety and Motor Vehicles dated February 97......................10.116

                Connecticut Safety Inspection Extension Contract for the period
                September 24, 1996 through June 30, 2002, between Envirotest Systems
                Corp. and the Connecticut Department of Motor Vehicles......................10.117

                Statement of Computation of Loss Per Share .....................................11

                Financial Data Schedule.........................................................27

       (b)   Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

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





                            ENVIROTEST SYSTEMS CORP.
                            ------------------------
                                  (Registrant)




                            ENVIROTEST TECHNOLOGIES, INC.
                            -----------------------------
                                  (Registrant)





Date: May 13, 1997          By /s/ F. Robert Miller
                               --------------------------------------
                                F. Robert Miller
                                President and Chief Executive Officer



Date: May 13, 1997          By /s/ Raj Modi
                              ---------------------------------------
                                Raj Modi
                                Vice President, Chief Financial Officer,
                                Treasurer and Assistant Secretary
                                (Principal Financial Officer)

                            ENVIROTEST SYSTEMS CORP.

                                  EXHIBIT INDEX

Exhibit
Number:                                                                                 Page No.
-------                                                                                 --------
(11)       Statement of Computation of Per Share Earnings

(27)       Financial Data Schedule

(10.115)   Employment Agreement between Richard Webb and Envirotest
           Systems Corp. as of  April 14, 1997.

(10.116)   Agreement for Renewal of Contract for Motor Vehicle Inspection
           Program between Envirotest Technologies and the Florida Department of
           Highway Safety and Motor Vehicles dated February 1997.

(10.117)     Connecticut Safety Inspection Extension Contract for the period
           September 24, 1996 through June 30, 2002, between Envirotest Systems
           Corp. and the Connecticut Department of Motor Vehicles