Form 10-Q
period 1997-06-30
ENVIROTEST SYSTEMS CORP /DE/
filed 1997-07-31
CIK 896267

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549-1004



                              FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO
                               ----------    ---------

                      ENVIROTEST SYSTEMS CORP.
       (Exact name of registrant as specified in its charter)

        DELAWARE                    0-21454                 06-0914220
    (State or other               (Commission             (IRS Employer
jurisdiction of incorporation)    File Number)         Identification Number)

                          ENVIROTEST TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

        DELAWARE           33-57384-01, 33-75406-01             36-2680300
    (State or other             (Commission                    (IRS Employer
      jurisdiction             File Number)               Identification Number)
   of incorporation)

                                246 SOBRANTE WAY
                        SUNNYVALE, CALIFORNIA 94086-4807
  (Address of principal executive offices, including zip code, of registrants)

                                 (408) 774-6300
              (Registrants' telephone number, including area code)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANTS WERE REQUIRED TO FILE SUCH REPORTS), AND (2) HAVE BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                           YES  X  NO
                              ----   ------
     INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


      Class of Common Stock            Outstanding at June 30, 1997
      ---------------------            ----------------------------

   CLASS A COMMON STOCK, $0.01 PAR          13,204,396 SHARES
     VALUE
   CLASS B COMMON STOCK, $0.01 PAR           1,389,749 SHARES
     VALUE
   CLASS C COMMON STOCK, $0.01 PAR           2,026,111 SHARES
     VALUE


                            ENVIROTEST SYSTEMS CORP.


                                      INDEX
                                      -----



                                                                        PAGE NO.
                                                                        --------
PART I.    FINANCIAL INFORMATION
--------------------------------

     ITEM 1.   FINANCIAL STATEMENTS:

            Condensed Consolidated Balance Sheets:
            June 30, 1997 and September 30, 1996                               3

            Condensed Consolidated Statements of Operations:
            three and nine months ended June 30, 1997 and 1996                 4

            Condensed Consolidated Statements of Cash Flows:
            nine months ended June 30, 1997 and 1996                           5

            Notes to Condensed Consolidated Financial Statements
                                                                               6

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   9


PART II.   OTHER INFORMATION
----------------------------

     ITEM 1.   LEGAL PROCEEDINGS                                              14

     ITEM 5.   OTHER                                                          15

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               15


SIGNATURES                                                                    16
----------


                          PART I. FINANCIAL INFORMATION


Item I. Financial Statements

                            ENVIROTEST SYSTEMS CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Amounts in thousands)

                                                                            June 30,          September 30,
                                                                              1997                 1996
                                                                        --------------         ----------
                                                                          (unaudited)
  ASSETS
Current assets:
   Cash and cash equivalents                                                 $  93,634         $   53,104
   Short-term investments, net                                                  52,466              7,991
   Settlement due from Commonwealth of Pennsylvania                                  -             80,000
   Contract receivables, net                                                     8,770             10,969
  Prepaid and other current assets                                               6,476              6,432
                                                                             ---------          ---------
        Total current assets                                                   161,346            158,496

Restricted cash                                                                 19,676             21,108
Property, plant and equipment, net                                             183,906            192,400
Assets held under capital lease, net                                            44,608             46,108
Assets held for sale, net                                                       28,671             32,246
Intangible assets, net                                                          13,030             14,927
Deferred debt acquisition costs, net                                            12,710             13,159
Deferred charges, net                                                              145              1,189
Other assets                                                                     1,345              1,151
                                                                             ---------          ---------
         Total assets                                                        $ 465,437         $  480,784
                                                                             =========          =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                          $   2,004             $3,825
   Accrued interest                                                              9,184              1,689
   Current portion of long-term debt                                             4,834              4,740
   Current portion of capital lease and long-term debt obligation                4,990              3,880
   Accrued expenses and other current liabilities                               20,296             27,754
                                                                             ---------          ---------
         Total current liabilities                                              41,308             41,888

Senior long-term debt, net                                                     199,328            199,192
Senior subordinated debt                                                       125,000            125,000
Capital lease and long-term debt obligation, net of current portion             54,405             58,155
Other long-term debt, net of current portion                                    34,325             38,129
Other long-term liabilities                                                      5,701              5,266
                                                                             ---------          ---------
         Total liabilities                                                     460,067            467,630

Stockholders' equity:
   Common stock                                                                    166                166
   Additional paid-in capital                                                   60,172             60,172
   Cumulative currency adjustment                                                 (115)               (96)
   Unrealized gains on short-term securities                                         3                  -
   Accumulated deficit                                                         (49,278)           (41,510)
   Predecessor carry-over basis                                                 (5,578)            (5,578)
                                                                             ---------          ---------
         Total stockholders' equity                                              5,370             13,154
                                                                             ---------          ---------
         Total liabilities and stockholders' equity                          $ 465,437          $ 480,784
                                                                             =========          =========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                            ENVIROTEST SYSTEMS CORP.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               Three                            Nine
                                                           Months Ended                     Months Ended
                                                             June 30,                         June 30,
                                                        1997             1996            1997          1996
                                                  ------------    -------------     --------       --------
                                                             (Unaudited)                      (Unaudited)

Contract revenues                                    $36,909          $32,556        $101,803       $90,764
Costs of services                                     23,619           25,140          74,048        75,244
                                                  ----------         --------        --------       --------
Gross profit                                          13,290            7,416          27,755        15,520

Selling, general and administrative expenses           4,688            5,172          13,967        15,621
Consolidation expense                                      -                -               -         1,850
Amortization expense                                     520              872           1,861         2,756
Gain on Pennsylvania settlement                       (3,950)               -          (3,950)      (15,307)
                                                  ----------         --------        --------       --------

   Income from operations                             12,032            1,372          15,877        10,600

Other expense (income):
   Interest expense                                   10,262           10,182          30,104        28,574
   Interest income                                    (2,381)          (2,477)         (6,571)       (6,312)
   Other                                                  18                4             112            12
                                                  ----------         --------        --------       --------

      Income (loss) before income taxes                4,133           (6,337)         (7,768)      (11,674)
Income tax expense                                         -                -               -         5,490
                                                  ----------         --------        --------       --------
Net Income (loss)                                     $4,133          ($6,337)        ($7,768)     ($17,164)
                                                  ==========         ========        ========       ========


Income (Loss) per common and common
   equivalent share                                    $0.24           ($0.38)         ($0.47)       ($1.04)
                                                  ==========         ========        ========       ========

Weighted average common shares and
   common equivalent shares                           17,241           16,620          16,620        16,530
                                                  ==========         ========        ========       ========

Income (Loss) per common share - assuming
   full dilution                                       $0.24           ($0.38)         ($0.47)       ($1.04)
                                                  ==========         ========        ========       ========

Weighted average common shares and common
   equivalent shares                                  17,347           16,620          16,620        16,530
                                                  ==========         ========        ========       ========


The accompanying notes are an integral part of the condensed consolidated financial statements.

                            ENVIROTEST SYSTEMS CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Amounts in thousands)

                                                                             Nine Months Ended
                                                                                 June 30,
                                                                         1997                   1996
                                                                      -----------           ---------
                                                                              (Unaudited)
Cash flows from operating activities                                  $10,836                $19,066
                                                                     ---------             ---------
Cash flows from investing activities:
  Purchases of short-term investments                                 (52,466)                     -
  Maturity and sales of short-term investments                          7,991                  1,347
  Unrealized gains on short-term investments                                3
  Payment for purchase of Systems Control, Inc.,
    net of cash acquired                                                    -                 (1,056)
  Proceeds from sale of property, plant and equipment                   8,170                  1,696
  Purchases of property, plant, equipment and assets
     under capital lease                                               (8,291)               (42,845)
                                                                     ---------             ---------
     Net cash used in investing activities                            (44,593)               (40,858)

Cash flows from financing activities:
  Proceeds from sale of Pennsylvania receivable                        79,405                      -
  Proceeds from borrowings of long-term debt                                -                 31,345
  Decrease in restricted cash                                           1,432                  5,898
  Repayment of long-term debt                                          (2,850)                (1,637)
  Repayment of obligations under capital lease                         (3,500)                  (365)
  Capitalization of loan fees                                            (208)                  (855)
  Other                                                                     3                    148
                                                                     ---------             ---------
     Net cash provided by financing activities                         74,282                 34,534

Effect of exchange rate on cash                                             5                     24
                                                                     ---------             ---------
Net increase in cash and cash equivalents                              40,530                 12,766
Cash and cash equivalents, beginning of period                         53,104                 17,079
                                                                     ---------             ---------
Cash and cash equivalents, end of period                              $93,634                $29,845
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

2.  SHORT TERM INVESTMENTS

      Short-term investments primarily consist of corporate commercial paper and certificates of deposit with original maturities beyond three months and less than twelve months. These investments are carried at amortized cost that approximates fair value.

3.  DEFERRED CHARGES

      The Company incurs significant expenses associated with bringing new emissions testing programs into operation, including staff recruiting and training, public information and similar pre-operating costs. These expenses are deferred and amortized over a twelve month period beginning with the commencement of the emissions program. At June 30, 1997, the Company had incurred and deferred approximately $0.1 million, net of accumulated amortization, of such expenses relating to the Indiana emissions program. The Company expects that its results of operations during any fiscal period that includes the commencement of a program will be adversely impacted by this accelerated amortization.

4.  PENNSYLVANIA SETTLEMENT

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

      Gain on the Pennsylvania settlement of $3.9 million during the third fiscal quarter 1997 represents adjustments to provisions made earlier for claims resulting as a consequence of the Pennsylvania contract cancellation that have been settled, resolved or are unlikely to present future liability. A gain on the Pennsylvania settlement of $15.3 million was included in the nine months ended June 30, 1996.


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

6.  INCOME TAXES

      The deferred tax asset is fully reserved as of June 30, 1997. The amount of the deferred tax asset considered realizable may change in the near term if estimates of future taxable income are revised based on financial performance of the Company and other economic events.

7.  LEGAL PROCEEDINGS

      The State of Connecticut has made certain claims stating that the Company owes the State $2.4 million plus accruing amounts for certain cost savings in the start up of the enhanced testing program in Connecticut. The Company cannot predict the outcome of this complaint. However, the Company believes that it has valid defense against these claims.

      The Company is a defendant in Grendell, et al. V. Ohio EPA et al., a taxpayers' class action suit originally filed on October 3, 1996 in Geauga County Court of Common Pleas, State of Ohio. The case has been remanded to the Common Pleas Court in Franklin County, Ohio. Plaintiffs seek to enjoin the Ohio motor vehicle emission inspection program and the Company's Ohio contracts as invalid and void based on certain Ohio constitutional provisions.

The Company believes that it has valid defenses to the claims contained in the complaint and intends to defend the matter vigorously.

      On May 12, 1997, the Company was served with a complaint asserting that Timothy Dore purports to represent a class of all "front range drivers who have paid to have their vehicle emissions systems tested by the Company" in the state of Colorado. The complaint, filed in Denver District Court, states two claims for relief, breach of contract and negligence, and seeks damages, equal to the difference in price between the new emissions test and the old tail pipe tests, for all tests for members of the class undertaken on the front range since implementation of the Company's testing program. The complaint also seeks cancellation of the contract for the State of Colorado. The Company believes that it has valid defenses to the claims contained in the complaint and intends to defend the matter vigorously. On June 30, 1997 the Company filed a motion to dismiss the action. And on July 18, 1997 the Plaintiffs filed a motion for Partial Summary Judgment on the issue of their standing to sue as third party beneficiaries of the Company's contract for the State of Colorado.


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

See Part II., Item 1 - Legal Proceedings for further discussion.

                            ENVIROTEST SYSTEMS CORP.

ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The Company conducts its current operations directly and through its principal wholly owned subsidiaries, Envirotest Technologies, Inc. ("ETI"), Envirotest Illinois, Inc.("EII"), Envirotest Wisconsin, Inc. and Systems Control, Inc., a Washington corporation. The Company's British Columbia, Canada operations are conducted through a British Columbia partnership, Envirotest Canada which is wholly owned by the Company (through its subsidiaries).


      Certain sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations," contain forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, with respect to the Company's expectations or belief concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. Such factors include, but are not limited to general economic conditions, pending legislation and the cyclical nature of the vehicle emission testing industry. The forward looking statements include, without limitation, the amounts of reserves recognized, the number of annual tests, the commencement of operations for a particular program, the amount of revenues that will be generated under a contract, the total capital expenditure requirement of a program and ultimate outcome of pending litigation.

RECENT DEVELOPMENTS

      During the third fiscal quarter, the Company signed an agreement with the State of Illinois to upgrade the State's existing centralized auto emissions testing program to an enhanced program. The agreement also extends the program term to 2006. Capital expenditures required to implement the new program are expected to total approximately $75 million. Enhanced testing will commence in early 1999. The Company will earn a portion of its contracted revenue during the implementation period for performance of the basic test and other services provided during this period. Revenues for the nine-year term are expected to total approximately $385 million. The expected total program revenues of approximately $385 million includes an amount of $48 million which will be paid to Envirotest by the State during the course of the implementation of the program upgrade. These payments will be applied toward the expenditures required to implement the program.

      Also during fiscal year 1997, the Company signed an agreement with the State of Florida extending the current contract at the same test fee for two additional years to expire March 31, 2000. The extension is expected to generate aggregate revenues of up to $32 million.

      The Company was also awarded a contract to provide a vehicle safety and inspection program in Connecticut which commenced January, 1, 1997. Under the terms of the contract, which expires in June 2002, Envirotest will provide safety inspections on an estimated 160,000 vehicles per year with anticipated annual revenues of approximately $2.1 million to the Company.

      As of March 31, 1997, the State of California elected to terminate the Company's contract to provide remote sensing services. The contract was expected to extend through June 30, 1998 and provide $2.3 million of revenue to the Company. The termination was related to the State's decision to reassess its future vehicle emissions testing program.


RESULTS OF OPERATIONS

      Contract revenues increased to $36.9 million in fiscal third quarter 1997 from $32.6 million in fiscal third quarter 1996, an increase of $4.3 million or 13.4%. For the nine months ended June 30, 1997, contract revenues were $101.8 million, an increase of $11.0 million, or 12.2%, over contract revenues of $90.8 million for the corresponding period in fiscal 1996. The increase in contract revenues in fiscal third quarter 1997 as compared to fiscal third quarter 1996 was primarily due to additional revenues of approximately $2.3 million generated from new or extended emissions programs in Indiana and Illinois; $1.7 million of additional revenues in the British Columbia program primarily attributable to the employee strike which impacted operations during fiscal third quarter 1996 and $0.4 million from the new Connecticut safety and inspection program. Other increases in revenue of $0.5 million from additional test volume were offset by a $0.5 million decrease in revenue as a result of the expiration of the California Quality Assurance contract on September 30, 1996.

      The increase in contract revenues of $11.0 million for the nine months ended June 30, 1997 resulted primarily from additional revenues of approximately $9.1 million from new, acquired or extended emissions contracts in Indiana, Ohio, Washington and Illinois; $4.1 million from the British Columbia program resulting from a one time adjustment in scheduling and the absence of testing due to an employee strike during fiscal 1996; and $1.0 million from a new safety and inspection program in Connecticut. These increases in revenues were partly offset by a decrease of $1.5 million from the expiration of the California Quality Assurance program and $1.5 million in the Connecticut program as more vehicles were scheduled for testing in the corresponding period in fiscal 1996.

      Gross profit increased to $13.3 million in fiscal third quarter 1997 from $7.4 million in fiscal third quarter 1996, an increase of $5.9 million, or 79.2%. As a percentage of contract revenues, gross profit increased to 36.0% in fiscal third quarter 1997 from 22.8% in fiscal third quarter 1996, an absolute increase of 13.2%. The increase was attributable to several factors including contributions of $1.2 million from new or extended contracts in Indiana, Illinois and the Connecticut safety and inspection program; $0.9 million in the British Columbia program which benefited from an additional volume increase and settlement of an employee strike; $3.5 million from improvements in operational efficiencies in most other programs; and $0.6 million from the reduction in the deferred charge amortization. These increases were partly offset by a $0.2 million loss resulting from the expiration of the California Quality Assurance contract.

       For the nine months ended June 30, 1997, gross profit increased to $27.8 million from $15.5 million for the corresponding period in fiscal 1996, a increase of $12.3 million or 78.8%. As a percentage of contract revenues, gross profit increased to 27.3 % from 17.1% in the corresponding period in fiscal 1996, an absolute increase of 10.2%. This increase was attributable to contributions of $5.7 million from new or extended contracts with the states of Indiana, Ohio, Washington, Wisconsin, Illinois and Connecticut (safety and inspection), resulting from higher revenues and cost efficiencies as compared to the prior fiscal period which included higher operating expenditures associated with the startup of some new enhanced programs; $2.8 million additional contribution from the British Columbia program which benefited from an additional volume increase and settlement of an employee strike as discussed above. Also, there was an additional contribution of $2.8 million primarily from further operating efficiencies in most other programs together with a $1.6 million decrease in the amortization of deferred charges relating to new programs. These increases were partly offset by a $0.7 million decrease in contribution from the California Quality Assurance contract that expired in September 30, 1996.

      Selling, general and administrative ("SG&A") expenses decreased to $4.7 million in fiscal third quarter 1997 from $5.2 million in fiscal third quarter 1996, a decrease of $0.5 million or 9.4%. As a percentage of contract revenues, SG&A expenses decreased to 12.7% in fiscal third quarter 1997 from 15.9% in fiscal third quarter 1996, an absolute decrease of 3.2%. The decrease in SG&A expenses was primarily due to lower engineering support cost as new programs mature.

      For the nine months ended June 30, 1997, SG&A decreased to $14.0 million from $15.6 million for the corresponding period in fiscal 1996, a decrease of $1.6 million or 10.6%. As a percentage of contract revenues, SG&A expenses decreased to 13.7% for the nine months ended June 30, 1997 from 17.2% for the corresponding period in 1996, an absolute decrease of 3.5%. The decrease in SG&A expenses is primarily due to relocation costs of $1.5 million resulting from the consolidation of the corporate headquarters to Sunnyvale, California during fiscal second quarter 1996. Also, during the nine months ended June 30, 1996, the Company recorded a consolidation expense of $1.9 million representing the costs associated with the closure of the Phoenix corporate headquarters and other restructuring costs.

      Amortization expense decreased to $0.5 million in fiscal third quarter 1997 from $0.9 million in fiscal third quarter 1996, a decrease of $0.4 million. For the nine months ended June 30, 1997, amortization expense decreased to $1.9 million from $2.8 million for the corresponding period in fiscal 1996. The decrease was attributable to the expiration of the California Quality Assurance contract as of September 30, 1996 and certain other acquired intangible assets.

      Gain on the Pennsylvania settlement of $3.9 million during the third fiscal quarter 1997 represents adjustments to provisions made earlier for claims resulting as a consequence of the Pennsylvania contract cancellation that have been settled, resolved or are unlikely to present future liability. A gain on the Pennsylvania settlement of $15.3 million was included in the nine months ended June 30, 1996.

      Interest expense increased to $10.3 million in fiscal third quarter 1997 from $10.2 million in fiscal third quarter 1996, an increase of $0.1 million. For the nine months ended June 30, 1997, interest expense increased to $30.1 million from $28.6 million in the corresponding period of the prior year, an increase of $1.5 million. These increases were primarily attributable to additional debt associated with the Wisconsin, Washington and Indiana programs.

      Interest income decreased to $2.4 million in fiscal third quarter 1997 from $2.5 million in fiscal third quarter of 1996, a decrease of $0.1 million. For the nine months ended June 30,

1997, interest income increased to $6.6 million compared to $6.3 million in the corresponding period of the prior year. This increase over the prior year was primarily attributable to the interest earned on amounts under the Pennsylvania settlement.

      There was no income tax provision on the pretax income in the fiscal third quarter 1997 and the corresponding period of the prior year. There was no income tax provision on the pretax loss for the nine months ended June 30, 1997 compared to income tax expense of $5.5 million for the nine months ended June 30, 1996. The absence of the tax credit at the combined federal and state effective tax rate of approximately 39% for the nine months ended June 30, 1997, is a result of recording a valuation allowance to fully reserve the net deferred tax asset.

      Net income was $4.1 million in fiscal third quarter 1997 compared to a $6.3 million loss in fiscal third quarter 1996, an increase of $10.4 million. For the nine months ended June 30, 1997, net loss was $7.8 million compared to $17.2 million for the corresponding period in fiscal 1996.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

      Cash and cash equivalents, short-term investments and restricted cash increased to $165.8 million at June 30, 1997 from $82.2 million at September 30, 1996. The increase of $83.6 million was primarily a result of the proceeds of $79.4 million received as a result of the Company selling its rights to receive the two remaining installment payments totaling $80 million from the Commonwealth of Pennsylvania and $10.8 million of cash generated from operations. These increases in cash were partially offset by $6.4 million of debt and capital lease payments.

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

      The Company's capital expenditures include expenditures for maintenance of existing facilities, and development and construction expenditures for new emissions facilities. The Company's development and construction capital expenditures are dependent on the number of contracts it is awarded, and are only incurred after the contract has been signed. After signing a contract, the Company may incur significant development and construction expenditures, which the Company expects to finance with existing cash resources, internally generated funds, additional borrowings and alternative financing sources, including leasing alternatives. It generally takes one to two years after a contract has been signed for a program to begin operations and generate revenues, depending on the size of the program. The Company expects the total capital expenditure requirements for the purchase, development and construction of the Illinois program will be approximately $75.0 million. The Illinois enhanced emission testing facilities are expected to be complete and fully operational during second fiscal quarter 1999.

      The Company's principal commitment at June 30, 1997 is approximately $2.1 million for the Indiana program. Also in fiscal year 1997, the Company intends to spend approximately $1.9 million on maintenance capital expenditures. The Company believes that its existing cash resources, cash generated from operations and alternative financing sources, including leasing alternatives, will be sufficient to complete implementation of the Indiana and Illinois programs and to meet its liquidity requirements for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS


      During February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" (SFAS No. 128) which establishes standards for computing and presenting earnings per share (EPS) more comparable to international standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The Company is studying the impact of the adoption of SFAS No. 128, which is effective for the financial statements issued for periods ending after December 15, 1997, will have on its EPS calculation.

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

      On May 12, 1997, the Company was served with a complaint asserting that Timothy Dore purports to represent a class of all "front range drivers who have paid to have their vehicle emissions systems tested by the Company" in the state of Colorado. The complaint, filed in Denver District Court, states two claims for relief, breach of contract and negligence, and seeks damages, equal to the difference in price between the new emissions test and the old tail pipe tests, for all tests, for members of the class undertaken on the front range since implementation of the Company's testing program. The complaint also seeks cancellation of the contract for the State of Colorado. The Company believes that it has valid defenses to the claims contained in the complaint and intends to defend the matter vigorously. On June 30, 1997 the Company filed a motion to dismiss the action. And on July 18, 1997 the Plaintiffs filed a motion for Partial Summary Judgment on the issue of their standing to sue as third party beneficiaries of the Company's contract for the State of Colorado.

      The Company is a party to various other legal proceedings and claims in the ordinary course of business. The Company does not believe that the outcome of any pending matters will have a material adverse affect on its consolidated financial position or results of operations.

ITEM 5.    OTHER EVENTS



      On May 27, 1997, Allen Telecom Inc. announced (PR Newswire) that its subsidiary, Marta Technologies, Inc. ("Marta"), and the Company have jointly decided to terminate the agreement of sale between Marta and the Company, providing for the transfer of Marta's centralized emissions testing programs for Florida, Maryland and the Cincinnati region of Ohio to Envirotest.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K


      (a)   Exhibits

            State of Illinois EPA Service Agreement Contract with Envirotest
            Illinois, Inc. dated May 19,1997......................................10.118

            Statement of Computation of Income (Loss) Per Share....................11

            Financial Data Schedule................................................27



       (b)  Reports on Form 8-K

         The registrants filed the following reports on form 8-K during the third quarter of fiscal 1997. The Company filed a report on form 8-K on June 30, 1997, that included information under item 5 ("Other Events"). The report was filed for the purpose of announcing that the Company signed an agreement with the State of Illinois to upgrade the State's existing centralized auto emissions testing program to an enhanced program.

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





                                    ENVIROTEST SYSTEMS CORP.
                                         (Registrant)




                                    ENVIROTEST TECHNOLOGIES, INC.
                                          (Registrant)



Date: July 31, 1997                 /s/F. Robert Miller
                                    --------------------------------------
                                    F. Robert Miller
                                    President and Chief Executive Officer




Date: July 31, 1997                 /s/Raj Modi
                                    ---------------------------------------
                                    Raj Modi
                                    Vice President, Chief Financial
                                    Officer,
                                    Treasurer and Assistant Secretary
                                    (Principal Financial Officer)

                            ENVIROTEST SYSTEMS CORP.


                                  EXHIBIT INDEX


EXHIBIT
NUMBER:




10.118     State of Illinois EPA Service Agreement Contract with
           Envirotest Illinois Inc. dated May 19, 1997.

11         Statement of Computation of Income (Loss) Per
           Share


27.1       Financial Data Schedule