Form 10-K
period 1997-09-30
ENVIROTEST SYSTEMS CORP /DE/
filed 1997-12-29
CIK 896267

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                         COMMISSION FILE NUMBER 1-13241
                            ------------------------

                            ENVIROTEST SYSTEMS CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                               06-0914220
              (STATE OR OTHER JURISDICTION      (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
           OF INCORPORATION OR ORGANIZATION)

              COMMISSION FILE NUMBERS 33-57384-01 AND 33-75406-01

                         ENVIROTEST TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                        DELAWARE                               36-2680300
              (STATE OR OTHER JURISDICTION      (I.R.S. EMPLOYER IDENTIFICATION NUMBER)
           OF INCORPORATION OR ORGANIZATION)
        246 SOBRANTE WAY, SUNNYVALE, CALIFORNIA                94086-4807
           (ADDRESS OF REGISTRANTS' PRINCIPAL                  (ZIP CODE)
                   EXECUTIVE OFFICES)

       REGISTRANTS' TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 774-6300
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
  Class A Common Stock, $.01 par value per share, of Envirotest Systems Corp.
                            ------------------------

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 1, 1997, 8,832,581 shares of Envirotest Systems Corp. Class A Common Stock were outstanding, and the aggregate market value (based upon the last reported sale price on The American Stock Exchange, Inc. on December 1,
1997) of the shares of Class A Common Stock held by non-affiliates was approximately $29,939,568 (for purposes of calculating the preceding amount only, all directors and executive officers of the registrant are assumed to be affiliates). As of such date, 1,249,749 shares of Envirotest Systems Corp. Class B Common Stock were outstanding, all of which were held by affiliates, and 2,026,111 shares of Envirotest Systems Corp. Class C Common Stock (which do not have ordinary voting rights) were outstanding.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Envirotest Systems Corp.'s definitive Proxy Statement for the 1998 annual meeting of its stockholders are incorporated by reference into Part III of this report, and portions of Envirotest Systems Corp.'s Registration Statement No. 33-57384 filed January 5, 1993, Amendments No. 1, No. 2 and No. 3 thereto, filed on March 12, 1993, March 25, 1993 and March 30, 1993, Amendment No. 2 to Envirotest Systems Corp.'s Registration Statement No. 33-75406 filed March 8, 1993, 1994, Form 10-K for the year ended September 30, 1993, 1994, 1995 and 1996 and Forms 10-Q for the quarterly periods ended December 31, 1994 and 1995, March 31, 1993, 1994, 1995, 1996 and 1997 and June 30, 1993, 1994, 1995,
1996 and 1997 are incorporated by reference into Part IV of this report.
================================================================================

                               TABLE OF CONTENTS

ITEM                                      DESCRIPTION                                     PAGE
-----  ---------------------------------------------------------------------------------  ----
                                            PART I
   1.  Business.........................................................................     1
   2.  Properties.......................................................................    19
   3.  Legal Proceedings................................................................    19
   4.  Submission of Matters to a Vote of Security Holders..............................    20
                                           PART II
   5.  Market for Registrant's Common Equity and Related Stockholder Matters............    21
   6.  Selected Financial Data..........................................................    22
   7.  Management's Discussion and Analysis of Financial Condition and Results of
       Operations.......................................................................    23
   8.  Financial Statements and Supplementary Data......................................    29
   9.  Changes in and Disagreements With Accountants on Accounting and Financial
       Disclosure.......................................................................    56
                                           PART III
  10.  Directors and Executive Officers of the Registrant...............................    57
  11.  Executive Compensation...........................................................    57
  12.  Security Ownership of Certain Beneficial Owners and Management...................    57
  13.  Certain Relationships and Related Transactions...................................    57
                                           PART IV
  14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................    58

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Envirotest Systems Corp. (the "Company" or "Envirotest") is the leading provider of centralized vehicle emissions testing programs for states and municipalities. In a centralized program, vehicles are inspected in high volume, test-only facilities operated either by a private contractor or a governmental authority. A program network generally comprises six or more facilities, each of which contains multiple testing lanes. (See Network Types commencing on page 3 for a description of decentralized testing programs.)

     These programs are established in accordance with federal regulations to test motor vehicle emissions for compliance with air pollution standards. As of November 1, 1997, the Company operated 14 of the 21 currently existing contractor-operated centralized programs in North America, and in fiscal 1997 performed more than 12.1 million of the approximately 18.3 million paid tests conducted in the contractor-operated centralized programs (see page 6 for a chart of the Company's current programs). Envirotest is the most experienced operator in the industry, having performed more than 150 million tests since its inception in 1974. In addition, the Company is the only domestic provider of contractor-operated centralized testing services outside the United States. The revenue backlog in fiscal year 1997 increased to approximately $936 million from approximately $660 million in fiscal 1996, an increase of 42%.

     Envirotest provides governmental authorities an all-inclusive service whereby it designs, constructs, and operates centralized vehicle emissions programs. The Company's services include: designing a network that provides convenience to motorists; identifying and procuring adequate inspection sites; constructing emissions facilities with multiple test lanes; designing and installing a proprietary vehicle emissions inspection system and computer network to collect and process emissions testing data; and managing and operating the inspection program using sophisticated software and equipment developed by the Company.

     The Company enters into exclusive, long-term contracts that typically have an initial term of five to ten years. These contracts may contain options permitting the governmental authority to extend the contract on similar terms and conditions for one or more extension periods of one to two years each.

     The Company also has the rights to manufacture and market a remote sensing device ("RSD") that can unobtrusively monitor carbon monoxide, carbon dioxide, hydrocarbons and oxides of nitrogen from a moving vehicle. From a roadside location the RSD can measure a moving vehicle's emissions without inconveniencing the driver or passengers. The RSD technology measures vehicle emissions from as many as 1,500 vehicles per hour and photographs the subject vehicle to record its license plate number.

     The Company believes there is a significant and growing interest in emission and safety testing and remote sensing services in South and Central America and the Asia-Pacific region and is currently evaluating bid opportunities with local parties in several of these areas.

     During the last eighteen months the Company has restructured its operations and has continued to improve its financial performance by cost reductions in the operation of its emissions testing programs and in its corporate overhead. The Company's financial performance has also been positively impacted by the contract extension and upgrade of the Company's Illinois program, the renegotiation of its Connecticut contract and the extension of its Florida contract. There can be no assurance the Company's financial performance will continue to improve.

ORGANIZATION; ACQUISITION HISTORY

     Envirotest Systems Corp., a Delaware Corporation, the leading provider of centralized vehicle emissions testing programs for states and municipalities, was organized in 1990 for the purpose of acquiring Hamilton Test Systems, Inc. ("HTS") from United Technologies Corporation in December 1990. Envirotest Systems Corp. acquired Envirotest Technologies, Inc., a Delaware corporation ("ETI"), formerly Systems Control, Inc. ("SC"), a Delaware Corporation, in April 1992 from SD-Scicon Plc, a British subsidiary of Electronic

Data Systems. In March 1993, Envirotest Systems Corp. was merged into HTS, and HTS' name was changed to "Envirotest Systems Corp.". In January 1996, Envirotest purchased Systems Control, Inc., a State of Washington Corporation ("SC-WA"), the operator of the State of Washington centralized emissions testing program, the intellectual property of SC-WA, and an option to purchase the stock or assets of Systems Control Indiana Corp. ("SC-IN"). Envirotest exercised the option in June 1996 and the Company acquired SC-IN's contract with the State of Indiana to operate its centralized emissions testing program and the related assets.

     The Company conducts its operations directly and through its principal wholly-owned subsidiaries, ETI, Envirotest Illinois, Inc. ("EII"), Envirotest Wisconsin, Inc. ("EWI") and SC-WA. The Company's British Columbia, Canada operations are conducted through a British Columbia partnership, Envirotest Canada, which is wholly-owned by the Company (through its subsidiaries).

     The Company's principal offices are located at 246 Sobrante Way, Sunnyvale, California 94086-4807 (telephone (408)774-6300).

SIGNIFICANT DEVELOPMENTS

     On June 6, 1997, the Company signed an agreement with the State of Illinois to upgrade the state's existing centralized auto emissions testing program to an enhanced program. The agreement also extended the program term nine years to 2006. Revenues for the nine-year term are expected to total approximately $385.0 million, including the sum of $48.0 million, which will be paid to Envirotest by the state during the course of the implementation of the program upgrade. The Company will earn a portion of its contracted revenue during the implementation period for performance of the basic test and other services provided during this period. Capital expenditures required to implement the new program are expected to total approximately $75.0 million which is partially offset by the $48.0 million to be received from the state. Enhanced testing will commence in early 1999.

     On October 17, 1997, the State of Connecticut amended the Company's emissions testing contract to change the test procedure. The Company expects an increase of approximately $4.6 million in its annual contract revenue beginning in calendar year 1998. On October 25, 1996, the Company signed a contract to provide a vehicle safety and inspection program in Connecticut, which commenced January 1, 1997. Under the terms of the contract, which expires in June 2002, Envirotest will provide safety inspections on an estimated 160,000 vehicles per year with anticipated annual revenues of approximately $2.1 million.

     On February 27, 1997, the Company signed an agreement with the State of Florida extending the current contract at the same test fee for two additional years to expire March 31, 2000. The extension is expected to generate aggregate revenues of up to $32.0 million.

     On August 19, 1997, the Company announced its intention to purchase $50.0 million aggregate principal amount of the Company's 9 1/8% Senior Notes due 2001 (the "Securities") for 100% of their principal amount, plus accrued and unpaid interest. At that same time, the Company also announced its intention to purchase up to 4,444,444 shares of its Class A Common Stock, par value $0.01 per share (the "Common Stock"), at a range of $3.75 to $4.50 per share, pursuant to a Dutch Auction tender offer. On September 22, 1997, the Company announced that $88.3 million aggregate principal amount of Securities were validly tendered in its debt tender offer, completed September 17, 1997. Of this amount, $50.0 million aggregate principal amount of Securities were purchased by the Company. On September 26, 1997, the Company disclosed in Amendment No. 2 to its Schedule 13E-4, filed with the Securities Exchange Commission, that 4,388,091 shares of its Common Stock were validly tendered at a price of $4.50 per share in its Dutch Auction tender offer completed September 17, 1997. All of such shares were purchased by the Company and retained as treasury stock.

     As previously reported, on December 11, 1996, the Company sold its right to receive the two remaining installment payments totaling $80.0 million in principal amount due under a settlement agreement with the Commonwealth of Pennsylvania for approximately $79.4 million. The Company retained the right to receive accrued interest due on the date of closing of approximately $1.7 million. The interest was received by the Company in August 1997. The settlement requires the Company to use its best efforts to dispose of the assets it acquired to perform emissions testing services in Pennsylvania. If the net proceeds received by the Company from the sale of assets are less than $55.0 million, Pennsylvania is obligated to pay the Company fifty percent of the difference, up to $11.0 million, no later than July 31, 1998. The Company believes that the net proceeds from the sales of the remaining assets will not reduce the maximum payment due to the Company.

     On August 11, 1997, Envirotest changed the listing of its Common Stock to The American Stock Exchange, Inc. ("AMEX") under the trading symbol ENR from the NASDAQ National Market System. The Common Stock had been traded on the NASDAQ National Market System under the symbol ENVI since the Company's initial public offering on April 1, 1993.

INDUSTRY

     History. The vehicle emissions testing industry developed in response to the Clean Air Act of 1970 (the "Clean Air Act") and subsequent amendments thereto. In 1974, Arizona became the first state to adopt a contractor-operated centralized program when it awarded an emissions testing contract to Envirotest. The Clean Air Act amendments of 1977 ("1977 Amendments") required, for the first time, the implementation of rudimentary inspection and maintenance ("I/M") programs in certain metropolitan areas. I/M programs test vehicles to identify those with emissions above specified standards and require that they be maintained and repaired. The 1977 Amendments were responsible for the implementation of I/M programs by the District of Columbia and most of the 35 states that currently have such programs.

     The initial emphasis of the Clean Air Act was to reduce air pollution by requiring factories and other stationary sources of pollution to incorporate anti-pollution technologies and by requiring automobile manufacturers to equip vehicles with emissions control devices. However, an Environmental Protection Agency ("EPA") study has found that, due to equipment deterioration and improper maintenance, an average vehicle still emits two to four times the pollutants it was designed to emit. Vehicle emissions produce approximately 50% of the ozone air pollution and nearly all the carbon monoxide air pollution in metropolitan areas. The EPA has estimated that enhanced I/M testing is approximately ten times more cost-effective in providing emission reductions than the imposition of additional controls on stationary pollution sources. As a result, the EPA has made I/M testing an integral part of its overall effort to reduce air pollution by ensuring that vehicles meet emissions standards throughout their useful lives.

     The Clean Air Act amendments of 1990 ("1990 Amendments") classified U.S. metropolitan areas by the degree of air pollution and required the EPA to review and revise its regulations on I/M programs. Accordingly, on November 5, 1992, the EPA adopted regulations (the "Regulations") that required 179 metropolitan areas in 38 states and the District of Columbia, with a total of approximately 87 million vehicles, to have either a basic or an enhanced I/M program in place by specified dates. A basic I/M program uses an idle or two-speed idle test. An enhanced program uses a loaded-mode or transient emissions test that more closely represents real-world driving conditions.

     The 1990 Amendments and the Regulations state that geographic areas with the worst nonattainment problems must adopt I/M programs that meet the enhanced performance standard. Additionally, the performance of the adopted I/M program, in combination with other air quality improvement programs, must meet the overall Clean Air Act attainment requirements. This standard establishes, among other things, the type of network and testing procedures that must be utilized.

     In September 1995, the EPA adopted an amendment to the Regulations that created a new "low enhanced" performance standard. The low enhanced standard is intended to provide greater flexibility for those metropolitan areas that do not need all the emissions reduction credits from a full enhanced I/M program to meet the "reasonable further progress" and attainment requirements.

     Network Types. The EPA has allowed state governmental authorities to determine how best to establish and operate a network of emissions testing facilities. As a result, two principal types of I/M programs have emerged: centralized and decentralized.

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

     From time to time, some state officials have discussed a third type of program (generally referred to as a "hybrid" program) containing both centralized and decentralized components. Such programs would require that a significant percentage of the vehicle population obtain emissions testing in test-only or centralized facilities, while allowing other vehicle owners the option of obtaining testing at test-only facilities or at decentralized test and repair facilities.

     In the preamble to the Regulations, the EPA stated that decentralized programs, all of which currently allow emissions testing stations to also perform repair work ("test-and-repair" programs), give rise to inherent conflicts of interest that contribute to making them significantly less effective than "test-only" programs.

     In the past, the design of I/M programs, and the need for I/M testing services, was largely driven by statutory and regulatory requirements that dictated when and where a particular type of I/M program had to be implemented. The Clean Air Act and the Regulations continue to require basic and enhanced I/M programs in certain areas and also establish the type of network and testing procedures that must be adopted by affected states. The existing statutory and regulatory requirements have, however, been supplemented by additional legislative and regulatory enactments that give states more flexibility in designing their I/M programs. (See "Government Regulations" beginning on page 13 for more information.)

     In November 1996, EPA announced plans to change the current health based standards for ozone and particulate pollution to better protect public health. The new standards, which were announced in July, 1997, are likely to increase the number of areas that would be classified as non-attainment areas for these two pollutants.

     I/M programs will likely be required in many of these new non-attainment areas to achieve the new standards. Many of the current non-attainment areas, which were able to demonstrate attainment with the use of a low-enhanced or basic type I/M program, may now have to upgrade to the enhanced I/M programs to meet the new standards. States are required to begin implementation of the standards by 2004, with complete implementation by 2012.

     Current Market Size. As of February 1995 (the date of the most recent EPA publication containing information on the number of I/M programs), there were 44 I/M programs in operation in 33 states and the District of Columbia, covering a total of 142 metropolitan areas and testing a total of approximately 75 million vehicles.

     Of the currently existing I/M programs in North America, 26 are centralized programs (of which 21 are contractor-operated), testing approximately 30 million vehicles on an annual or biennial basis, and 18 are decentralized programs, testing approximately 45 million vehicles on an annual or biennial basis. The 1990 Amendments and Regulations required that I/M programs be implemented on an annual or biennial basis by January 1, 1996 in 37 additional metropolitan areas, with a total of approximately 12 million vehicles. EPA continues to work with the affected states to meet these obligations.

     The number of areas requiring basic and enhanced I/M is periodically updated by the EPA. In February 1995, the EPA published a report indicating that a total of 179 areas required I/M programs, 84 areas with approximately 57 million vehicles required enhanced testing programs and 95 areas with approximately 30 million vehicles required basic testing programs.

     Market Overview. The table on page 5 identifies, as of November 1997, the U.S. vehicle populations that are currently being tested in a centralized or decentralized I/M program and the provider of centralized testing services. The table also identifies the vehicle populations that are subject to the basic and enhanced (including low enhanced) testing requirements under the 1990 Amendments and Regulations.

                                                                                             EPA CLASSIFICATION
                                                  EXISTING NETWORK DATA                     UNDER REGULATIONS(b)
                                     ------------------------------------------------   -----------------------------
                                     DECENTRALIZED   CENTRALIZED      CENTRALIZED           BASIC         ENHANCED
             STATE(a)                   PROGRAM        PROGRAM          PROVIDER            AREAS           AREAS
-----------------------------------  -------------   -----------   ------------------   -------------   -------------
                                       (# VEHICLES, MILLIONS)                              (# VEHICLES, MILLIONS)
Alaska.............................        0.2                                                0.2
Arizona............................                       1.8      Gordon-Darby, Inc.         1.8
California.........................       17.2                                                7.3             9.9
Colorado...........................                       1.8          Envirotest             0.6             1.5
Connecticut........................                       2.0          Envirotest                             2.0
Delaware...........................                       0.4          State Run                              0.4
Florida
  Broward..........................                       1.5      Gordon-Darby, Inc.         1.5
  Pinellas.........................                       0.8      Gordon-Darby, Inc.         0.8
  Dade.............................                       1.4          Envirotest             1.4
  Palm Beach.......................                       0.8          Envirotest             0.8
  Duval............................                       0.5            Marta                0.5
Georgia............................        1.0                                                                2.0
Idaho..............................        0.1                                                0.1
Illinois...........................                       4.5          Envirotest                             4.7
Indiana............................                       0.5          Envirotest                             0.5
Kentucky...........................                                                           0.5             0.2
  Covington........................                                                           0.2
  Louisville.......................                       0.4      Gordon-Darby, Inc.
Louisiana..........................         0.5                                                                0.2
Maine..............................                                                                            0.6
Maryland...........................                       2.8            Marta                                2.8
Massachusetts......................        3.9             --                                                 3.9
Michigan...........................                                                           0.6
Minnesota..........................                       0.9          Envirotest             0.9
Missouri...........................        1.2                                                1.2
Nevada.............................        0.5                                                0.2             0.6
New Hampshire......................        0.2                                                                0.6
New Jersey (hybrid program)........        1.0            3.8          State Run                              4.8
New Mexico.........................        0.5                                                0.5
New York...........................        4.4                                                                9.9
North Carolina.....................        1.5                                                1.5
Ohio...............................                                                           3.5
  Cuyahoga County..................                       0.8          Envirotest
  Cleveland-Akron..................                       1.0          Envirotest
  Dayton-Springfield...............                       0.6          Envirotest
  Cincinnati.......................                       1.1            Marta
Oregon.............................                       0.7          State Run              0.8
Pennsylvania.......................        3.2                                                                5.9
Rhode Island.......................        0.6                                                                0.7
Tennessee
  Nashville........................                       0.6          Envirotest             0.6
  Memphis..........................                       0.2           City Run              0.2
Texas..............................        6.5                                                3.4             3.1
Utah...............................        0.7                                                0.8
Vermont............................                                                                           0.1
Virginia...........................        1.0                                                0.6             1.2
Washington.........................                       1.6          Envirotest                             1.6
Washington, D.C....................                       0.3         District Run                            0.3
West Virginia......................                                                           0.1
Wisconsin..........................                       0.9          Envirotest                             0.9
                                          ----           ----                                ----            ----
         Total.....................       44.2           31.7                                30.6            58.4
                                          ====           ====                                ====            ====

---------------

(a) As a Canadian program, the British Columbia centralized program covering 1.2 million vehicles does not fall under the US EPA classification.

(b) The EPA classifies metropolitan areas as basic or enhanced. Information is provided by state for convenience.

     Market Growth Opportunities. The 1990 Amendments and the Regulations have resulted in a substantial increase in the size of the market for contractor-operated centralized testing programs. Since November 1992, 12 states have instituted, or contracted for, programs involving a total of 15 new or upgraded existing emissions testing programs, covering approximately 14.1 million vehicles. Growth opportunities may result from expansion of existing centralized programs and privatization of state-run programs in enhanced areas.

     The Company is also seeing a significant emerging market for emissions and safety testing, and remote sensing services in South and Central America and the Asia Pacific region, and is currently evaluating bid opportunities with local parties in several of these areas.

EMISSIONS TESTING CONTRACTS

     The Company conducts its business under exclusive, long-term contracts with governmental authorities. Under these centralized testing contracts, the Company provides all services needed to design, install, operate and maintain an I/M program. These services include: designing a network that provides convenience to motorists; identifying and procuring adequate inspection sites; constructing inspection facilities with multiple test lanes; designing and installing a computer network to provide emission testing data to the appropriate governmental authority (and, if necessary, to allow access to vehicle registration data); and operating and maintaining the program.

     Envirotest's I/M contracts have an initial term that generally ranges from five to ten years and may contain options permitting the governmental authority to extend the contract under similar terms and conditions for one or more periods of up to two years. A governmental authority may negotiate renewals or extensions on terms different from those in the initial contract or expand the program to include additional counties or services.

     The table below describes certain contract terms and operating data for each of the Company's existing emissions programs.

                                                                      EXPIRATION    CURRENT
                                        COMMENCEMENT   COMMENCEMENT       OF       CONTRACT    NUMBER OF
                                         OF INITIAL     OF CURRENT     CURRENT     EXTENSION   FACILITIES/
          STATE/JURISDICTION              CONTRACT       CONTRACT        TERM       OPTIONS      LANES
--------------------------------------  ------------   ------------   ----------   ---------   ---------
Colorado..............................     1/1/95          1/1/95      12/31/01       None        15/77
Connecticut...........................     1/1/83          1/1/95       6/30/02       None        25/87
Florida (Dade and Palm Beach
  Counties)...........................     4/1/91          4/1/91       3/31/00       None        12/55
Illinois..............................     5/1/86          7/1/97       5/31/06       None        22/92
Indiana...............................     1/1/97          1/1/97      12/31/06       None         7/21
Minnesota.............................     7/1/91          7/1/91       6/30/98       None         9/38
Ohio (Cuyahoga, Cleveland/Akron, and
  Dayton/Springfield).................     1/1/91          1/1/96      12/31/05       None       31/124
Tennessee.............................     1/1/91          1/1/96      12/31/98        Yes        11/24
Washington............................     1/2/82          6/1/93      12/31/99        Yes        20/84
Wisconsin.............................     4/1/84         12/1/95      11/30/02       None        12/44
British Columbia......................     9/1/92          9/1/92       8/31/99       None        12/42
                                                                                                -------
Totals................................                                                          176/689
                                                                                                =======

     For the fiscal year ended September 30, 1997, significantly all of the Company's contract revenues were derived from its 14 emissions testing contracts with governmental authorities (10 states and one Canadian province). The Company's five largest state program contracts generated approximately 63.6% of its total contract revenues during the period, with Ohio accounting for 14.9%, Colorado for 14.5%, Florida for 12.3%, Illinois for 11.9%, and British Columbia for 10.0%. The termination or failure to renew any of the Company's significant emissions testing contracts could have a material adverse effect on the Company's financial condition, business, or prospects.

     At September 30, 1997, the Company had a revenue backlog of approximately $936 million for its contracts, which extend through 2006, compared to approximately $660 million at September 30, 1996. Approximately $160 million of the backlog is expected to be realized during fiscal 1998.

     The Company's revenue backlog per contract is calculated by multiplying (i) the average annual test volume, (ii) the fee per vehicle tested, and (iii) the remaining number of years in the contract term, excluding optional extension periods. No assurances can be given that the Company will be able to fully realize all of its revenue backlog.

     The Company believes that, as the incumbent operator in its existing programs, it generally has a competitive advantage when the programs are rebid, primarily because the Company has already incurred the costs of establishing the program network and has gained valuable experience in operating the program. Each of the Company's emission testing contracts that allowed for renewal or extension (and as to which the initial term expired) was renewed or extended beyond its initial term. There can be no assurance, however, that existing options to extend contract terms will be exercised, or that the Company will be awarded a new contract when its existing I/M contracts are rebid.

     The Company's contracts generally establish at time of award the fee the Company will receive for each vehicle tested. The Company's fee is based on a number of factors, including the type of test performed under the program, the vehicle population of a test area, the number of test lanes installed, any volume guarantee, the cost of labor and real estate, and cost of living adjustment. The governmental authority sets the frequency at which vehicles must be tested, typically annually or biennially, and imposes penalties on motorists for noncompliance, usually denial or suspension of vehicle registration.

     A governmental entity may, during the term of a contract, request that the Company change the scope of work specified in the contract. These changes may include an expansion of the geographic area covered by the contract or program enhancements, and generally result in the negotiation of an additional fee to be paid to the Company based on an additional scope of work.

     Under most of the Company's contracts, the governmental authority has the right, and in some cases may be obligated, to purchase the Company's program sites and facilities on termination of the contract, at a price generally determined by applying specified criteria set forth in the contract. This price is usually based on fair market value or book value of, or actual cost to the Company for, the program sites and facilities, and the Company believes that such prices would provide the Company adequate consideration for the value of the assets purchased. The Company's contracts also permit the governmental authority to terminate the contract for cause, generally after specified notice and cure periods.

     Most of these contracts also expressly provide for termination if the legislation authorizing the I/M program is repealed or if sufficient funds for the program are not appropriated by the relevant governmental authority. More than half of the Company's contracts also allow the governmental authority to terminate the contract without cause, upon giving advance written notice of not less than 30 days. The Company believes that it is generally entitled, either under the express terms of the contract or under applicable law, to equitable or reasonable compensation for certain costs associated with the termination of a contract without cause.

     In addition, under most of the Company's I/M contracts, the Company is required to pay liquidated damages as a penalty for failure to meet specified start-up dates or performance requirements, in many cases after a specified notice and cure period. Liquidated damages provisions are customary in emissions testing contracts and may require payments of up to $10,000 a day for late system start-up, up to $5,000 per day for inaccurate reports submitted by the Company, up to ten percent of the fee due to the Company for the tests performed for submitting incomplete, incorrect, or illegible reports, or up to $10,000 per day for failing to allow access to the Company's program facility or emissions testing data. At least one contract requires the Company to pay liquidated damages if the contract is terminated for cause in the amount of $3.0 million less $33,333 per month of operation under the contract beginning in January, 1995. In fiscal year 1997, the Company incurred an aggregate of approximately $0.9 million in liquidated damages under its contracts with the States of Colorado, Connecticut, Illinois and Ohio.

     The Company is also required to post performance bonds once the contract is awarded. Those bonds, which range in amount from $100,000 to $3,000,000, protect the governmental authority for the cost of replacing the existing operator if the governmental authority terminates the contract for cause prior to expiration.

     As of March 31, 1997, the State of California elected to terminate, for the convenience of the state, the Company's contract to provide remote sensing services. The contract was expected to extend through June 30, 1998. The termination was related to the state's decision to reassess its future vehicle emissions testing program. On August 15, 1997, the Company entered into a Settlement Agreement with the state resolving the issues related to the termination. Under the terms of the Settlement Agreement, the Company received $2.7 million, inclusive of outstanding receivables.

     On May 29, 1997, Envirotest and MARTA Technologies, Inc. (MARTA), a wholly-owned subsidiary of The Allen Group, Inc. announced that the two companies had jointly decided to terminate a purchase agreement, dated August 26, 1996. Under the terms of the original agreement, the Company would have acquired the centralized emissions testing programs operated by MARTA in the State of Maryland; Jacksonville, Florida; and Cincinnati, Ohio.

     In July 1997, the Ohio legislature passed legislation related to the Ohio vehicle inspection program, which is currently an enhanced program. If enacted, the legislation would change the test procedure to an idle test, establish an inspection fee ceiling of $18.75 per test, and allow an annual CPI adjustment to the fee with a cap of $0.50. The legislation would require that the actual fees (which could not exceed the fee ceiling) be negotiated with the state. The Company currently collects fees of $17.15, $18.93, and $16.95 per test for each of its three test regions in Ohio. The Governor of the State of Ohio has vetoed the legislation. The legislature has not yet attempted to override the veto. It is unclear how such legislation, if enacted, would affect the programs in each of the Company's test regions within the State.

  OTHER I/M PROGRAM CONTRACTS

     Referee Services. The Company has a contract with the Municipality of Anchorage to provide referee services. Under the referee program, the Company resolves disputes between motorists and private garages, which conduct emissions tests for the Municipality. This contract commenced in January 1992 and has been renewed through December 1998. The Company expects that the Municipality will exercise its option to renew this contract through December 1999. The amounts to be received by the Company pursuant to this contract are not material.

     Remote Sensing Technology. In fiscal year 1997, Remote Sensing Technologies, Inc. ("RSTi"), a subsidiary of the Company, conducted pilot demonstration programs in Texas, Nevada and Virginia to gather test data. Revenues from the pilot programs and study contracts typically range between $25,000 and $100,000. As part of the Company's Colorado contract, RSTi also performed a study in Greeley, Colorado. On August 29, 1997, the Company purchased from Hughes Aircraft Company ("Hughes") the assets comprising Hughes' remote emissions sensing product line and related technologies for $3.7 million. In addition, the Company agreed to pay a 3% royalty on future net revenues related to remote sensing sales and services over the next five years up to a cap of $10.0 million. The royalty payments are contingent on future revenues from remote sensing sales and services. The Company also assumed Hughes' contract with the State of Arizona to provide remote sensing services.

CONTRACT AWARD AND PROGRAM IMPLEMENTATION PROCESS

     Generally, the Company's contracts for contractor-operated services are competitively bid and awarded. There are three management level employees at the Company's Headquarters primarily engaged in marketing.

     Pre-Bid Marketing. The Company considers its participation in the legislative and regulatory authorization process for emission testing programs to be an important initial step in marketing its services. With the help of legislative consultants, the Company's marketing staff educates states and municipalities on the environmental and operational benefits associated with contractor-operated centralized programs and attempts to build support for adoption of such a program among environmental and health organizations as well as other interested parties that might benefit from implementation of the most effective I/M program. Once legislation authorizing a centralized contractor-operated program is enacted, interested parties (including the Company and its competitors) are often asked to assist the appropriate governmental authority in drafting the technical aspects of a bid request. This effort often includes reviewing bid criteria and recommending specified test programs. Once drafted, the bid request is typically revised several times as a result of input provided by potential bidders and other interested members of the public. Generally, the bid request establishes several convenience factors such as the maximum average waiting time and driving distance to a testing station and specifies the technical requirements of the program.

     Bid Requests. Typically, bid requests are solicited through either a "request for proposal" ("RFP") or an "invitation to bid" ("ITB"). In the more commonly used RFP process, bids are evaluated on the following criteria: (i) the operating experience, reputation, and financial capability of the bidder; (ii) the bidder's ability to install and operate a technically sophisticated testing system in terms of both hardware and software; (iii) the bidder's ability to integrate testing results with vehicle registration information in state computer data systems; (iv) the bidder's ability to provide additional services (such as safety inspections, enhanced I/M diagnostic tests, and mobile testing);
(v) the bidder's ability to meet specified performance requirements; and (vi) price.

     Because several factors are considered in the RFP process, the contract is not necessarily awarded to the lowest qualified bidder. In the ITB process, the governmental authority generally conducts a limited review of a bid to determine if it meets a minimally acceptable technical standard and generally awards the contract to the lowest qualified bidder.

     Bid Preparation Process. The Company has developed a sophisticated network optimization model that it uses to design the most efficient program network for any given set of program parameters, which are detailed in the bid request. The optimization model assists the Company in designing a network that provides the greatest convenience and highest vehicle throughput with the fewest number of testing locations.

     The Company has also developed a sophisticated costing model, which assists the Company in predicting the engineering, development, construction and operating costs of a proposed program. In utilizing the costing model, the Company takes into account the real estate, construction, labor, equipment and other costs that may be unique to a specific geographic region or program.

     Contractor Selection and Negotiation. The governmental authority then selects one contractor (the "selected contractor") and begins negotiating a contract with respect to the program, usually after a public announcement of the selection. The principal contract terms are contained in or derived from the RFP and the proposal submitted by the bidder. The Company has entered into all such contracts on terms substantially similar to those contained in its bid, including a test fee no lower than that contained in the bid. There can be no assurance, however, that the Company will enter into a contract after becoming the selected contractor with respect to any program. The time period between bid submission and award is generally between one and three months.

     Program Implementation. Once the Company and the governmental authority enter into a contract, the Company begins the process of purchasing or leasing real estate, constructing the program facilities, and developing and installing the necessary hardware and software. This process generally takes six months to two years to complete, depending on the size of the network. A typical facility consisting of an office core and four test lanes costs an average of approximately $1.5 million to $2.0 million to acquire, build and equip. Approximately six months prior to the anticipated commencement of testing, the Company begins a media campaign to educate the public about the new program. At the same time, the Company also begins to hire and train its workers.

     Each program is implemented by a start-up team consisting of a program manager, who is responsible for communicating with the governmental authority and for managing the Company's operations under the contract, station managers, who are responsible for the individual operation of each station, and other support staff. Once implemented, the Company's senior management also monitors the operation of the program on an ongoing basis.

     During the contract term, the Company discusses with the governmental authority the exercise of extension options, if any, or the renewal of the contract. Depending on the program's enabling legislation, the governmental authority may either extend the contract or commence a new competitive bidding process.

SOFTWARE AND RELATED TESTING EQUIPMENT

     The Company has developed sophisticated proprietary computer software and hardware that is essential to the efficient operation of its I/M program facilities. Central host computers and various peripheral devices located at the Company's program headquarters monitor each of the Company's inspection lanes and process and permanently store vehicle test histories.

     Software. The Company believes that its ability to develop program-specific software is important to the efficient operation of its testing facilities. The Company has devoted significant efforts to its development of software systems, which enable it to conduct highly automated tests and to achieve high throughput rates. The Company's software has allowed it to automate most of the important functions of the testing process, including applying the appropriate emissions standards against which vehicles are tested (these standards vary by manufacturer, model and year). The Company's lane operators are prompted with step-by-step instructions for performing the tests and processing the results. The Company's expertise in this area is utilized to develop new software systems for its enhanced programs.

     Testing Equipment. Envirotest's computer-managed inspection systems control the automated inspection of a motor vehicle, based on identifying characteristics such as make, model, year and engine size. The inspection process is usually divided into multiple test positions that are designed for specialized functions and are serviced by computers, specialized test equipment and associated applications software. The Company also uses a variety of data entry devices such as optical-code and bar-code readers, and various test equipment such as dynamometers and emissions measurement systems. The Company chooses from a number of equipment suppliers to meet the requirements of a specific system design, depending on applicable specifications and pricing.

     Specialized hardware, software and engineering are combined to provide a highly automated inspection system with a design and operational emphasis on test data integrity and high-throughput operation. The Company acts as a systems integrator and does not manufacture any hardware. However, specialized hardware is designed and engineered as needed.

ADDITIONAL GROWTH OPPORTUNITIES

     The Company offers a variety of program enhancements, including on-road testing, safety inspection and vehicle registration services, although presently there is only a limited market for these services. These program enhancements offer governmental authorities and motorists the convenience of multiple vehicle certification services at a single location. Once its network of emissions testing facilities are in place, the Company is able to offer these additional services for an additional fee without incurring significant incremental capital expenditures.

     Opportunities in Foreign Jurisdictions. The Company believes that there may be future opportunities for its services in foreign jurisdictions. The Company currently operates Canada's only centralized I/M program through its Canadian subsidiary, Envirotest Canada. This program, which operates in Vancouver, British Columbia, represented the most technologically advanced emissions testing program in North America prior to the commencement of I/M240 testing in the United States.

     In 1997, the Company was awarded a three-year subcontract valued at approximately $1.8 million from Chemonics, International, Inc. to design the vehicle emissions test program for the USAID Cairo Air Improvement Project.

     The Company is also seeing a significant emerging market for emission and safety testing, and remote sensing services in South and Central America and the Asia-Pacific region, and is currently evaluating bid opportunities with local parties in several of these areas. In November 1997, the Company's Argentine joint venture partner was awarded a 15-year concession for the safety and emissions testing program in the Province of San Luis, Argentina ("San Luis Program"). The Company will be compensated for implementation services and delivery of the testing system for the San Luis Program and it will receive a royalty per test which will aggregate, during the term of the concession, an amount that is not material to the Company at this time.

     The Company has also completed several other international projects in recent years. In 1995, the Company installed an I/M240 demonstration lane in Mexico City, Mexico. In 1996, the Company provided four turnkey heavy duty vehicle emissions and safety lanes for the Government of India. In 1986, the Company developed and installed a turnkey safety and emissions testing system with 26 inspection lanes in Taiwan.

     There can be no assurance that foreign jurisdictions will institute contractor-operated centralized emissions, safety inspection programs or remote sensing programs or that the Company will be awarded contracts by any that may institute such programs.

     On-Road Emissions Testing: Remote Sensing. In 1991, Envirotest entered into a Development and Exclusive License Agreement (the "License Agreement") with the University of Denver and two University of Denver research scientists pursuant to which the Company acquired the exclusive right to manufacture and market a remote sensing device system ("RSD"). The device is used to monitor carbon monoxide, carbon dioxide, and hydrocarbons emitted from a moving vehicle. The RSD technology measures vehicle emissions from as many as 1,500 vehicles per hour and photographs the subject vehicle to record its license plate number.

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

     In September 1996, EPA issued draft guidance to states that provides for the possibility of using remote sensing technology to identify certain low-emitting vehicles, which could then be exempted from periodic I/M inspections. In issuing the draft guidance the EPA did not indicate the specific program features that result in EPA approval of such programs. The Company believes that this determination and subsequent EPA guidance will be a factor in determining the market for remote sensing. The Company cannot predict the extent to which remote sensing can be applied.

     The Company also believes that the EPA's policy of allowing states greater flexibility in designing their I/M programs may result in increased interest in the use of remote sensing technology. The Company is currently expanding its initial marketing of its RSD technology. In addition, the Company is developing several testing enhancements that could contribute to the commercial utility of the RSD system, some of which are subject to pending patent applications.

     Safety Inspection Services. The Company designs and implements highly-automated vehicle safety inspection systems that test the safety features of subject vehicles such as brakes, headlight alignment and intensity, front and rear chassis alignment, shock absorber performance, steering system integrity, noise level, tire condition, safety belts, mirrors, and glass. The Company has provided fully-automated safety inspection services at its testing facilities in Connecticut and Florida. The Company has a contract with the State of Connecticut to provide safety inspection services in the state to an estimated 160,000 vehicles annually. In addition, the Company has designed and currently maintains a state-of-the-art turnkey facility for inspection of New York City taxicabs and limousines. The Company also inspects the taxicab fleet in the City of Miami on behalf of Dade County.

     The Company's existing centralized testing infrastructure, as well as its expertise in safety inspection testing equipment and procedures, put it in a favorable competitive position if centralized safety inspections are mandated in the future in states in which it conducts centralized testing. The National Highway Transportation Safety Administration has stated that it favors the adoption of periodic safety inspection programs. The award by Connecticut of a safety inspection contract to the Company demonstrates the potential for future interest on the part of states to be able to provide their residents with the convenience of safety and emission testing services in one location.

     Vehicle Registration Services. The Company has the capability, using internally developed software packages, to access motor vehicle records, offering consumers the convenience of vehicle registration as part of the emissions testing process. Wisconsin and certain other states required bidders for their I/M programs to include a proposal for conducting vehicle registration services in the emission inspection lanes. In 1997, Wisconsin asked the Company to demonstrate a pilot registration program at one station. Based on the success of this demonstration, the state has requested Envirotest to provide the service at five additional stations. Although no assurances can be given as to whether other states will include vehicle registration services in their programs, the Company anticipates that there will be increasing state interest in the performance of registration services in the test stations.

     Ancillary Services. The Company is investigating ancillary service opportunities that complement its core business. The opportunities will leverage its existing infrastructure and operating assets and serve the more than twelve million motorists who visit its facilities annually. The Company executed a contract with an agency to sell advertising space and design a direct marketing campaign for its customers at certain of its existing emissions testing programs. The Company also signed a contract to provide vehicle data from certain of its existing emissions testing programs to a third party. The revenue from these two contracts is not material to the Company at present.

INTELLECTUAL PROPERTY

     Envirotest has a number of patents, trademarks, and copyrights relating to the computer hardware and software programs developed for use in its test lanes. The Company also purchased the right to all intellectual property of SC-WA in connection with the acquisition of SC-WA. In addition, as mentioned above, the Company has entered into a License Agreement under which it has the right to manufacture and market RSD and has acquired from Hughes the assets, including intellectual property, comprising Hughes' RSD product line and related technologies. Although the Company believes that its intellectual property rights assists in its marketing of its services, it does not believe that they are material to its business.

PERSONNEL

     As of October 31, 1997, the Company had 2,993 employees, of which 1,063 are full-time and 1,930 are part-time employees. None of the Company's domestic employees is represented by a labor union. Of the 227 employees employed (through Envirotest Canada) in the British Columbia program, 203 are represented by a labor union under the terms of a collective bargaining agreement that expires on August 31, 1999 (the termination date of the Company's contract in British Columbia). The Company believes that its employee relations are satisfactory.

COMPETITION

     The market for contractor-operated I/M programs is highly competitive. Generally, governmental entities consider a number of criteria in selecting a contractor including: the bidder's operating experience, reputation and financial capability; ability to install and operate a technically sophisticated testing system; ability to provide supplemental services; ability to meet specified performance requirements; and price. The Company typically competes against numerous bidders for new or renewal contracts. In addition, the Company also competes against decentralized program operators when a governmental authority considers what type of I/M network to adopt.

     The Company's principal domestic competitors include Gordon-Darby, Inc. ("Gordon-Darby") and MARTA. Gordon-Darby operates four programs, testing approximately 3.9 million vehicles per year. MARTA has contracts to operate three programs, testing approximately 2.3 million vehicles annually and is wholly-owned by The Allen Group. (The Allen Group recently announced its intent to vacate the emissions testing business.) The Company also competes with several other domestic and foreign companies who choose to bid from time to time on select programs. Also, the Company may compete with test providers in decentralized markets depending on the format of any particular program.

GOVERNMENT REGULATION

     The market for the Company's services is substantially dependent on state and federal legislation and regulations mandating air pollution controls and vehicle emissions testing. The availability of new emissions testing contracts depends largely on the manner by which governmental authorities choose to implement emissions testing programs to comply with the Clean Air Act and the regulations thereunder. Specifically, governmental authorities may, with certain limitations, implement decentralized or state-run programs, as opposed to centralized contractor-operated programs. State legislatures and environmental protection and transportation agencies, the Congress, and the EPA may adopt new, or modify existing laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, adversely affect the emissions testing industry.

     The motor vehicle I/M industry in the United States developed as a result of the Clean Air Act, as amended, and EPA regulations promulgated thereunder. The Clean Air Act has been the driving force behind the Nation's effort to reduce ambient mobile and stationary source pollution.

     The Clean Air Act of 1970. The Clean Air Act required EPA to establish national ambient air quality standards ("NAAQS") for certain pollutants (including ground level ozone pollution or "smog") to protect the public health. Each state was required to develop and adopt a State Implementation Plan ("SIP") to assure that all applicable NAAQS were achieved by the statutory deadlines and maintained thereafter. Under the Act, stationary source polluters were required to incorporate antipollution technologies and automobile manufacturers were required to equip motor vehicles with new emissions control devices, in order to reduce the discharge of ambient pollutants. Although not required by the Clean Air Act, a few states adopted I/M programs in the early to mid-1970s to ensure that vehicle emission control devices continued properly to operate, in order to meet applicable emissions standards.

     The Clean Air Act Amendments of 1977. The Clean Air Act was amended in 1977, after it had become clear that the NAAQS would not be achieved by the statutory deadlines in all areas. These amendments required, for the first time, the implementation of basic I/M programs in metropolitan areas that could not demonstrate compliance with the applicable NAAQS by 1982. The affected states were permitted to select the program network type, which historically have been either centralized or decentralized, and to select the test procedures to be utilized in the program from among three models approved by the EPA. Today, 36 states and the District of Columbia are required to implement an I/M program.

     The Clean Air Act Amendments of 1990 and Regulations Adopted Thereunder. By the late 1980s, it again had become clear that the Clean Air Act's deadlines for achieving NAAQS would not be met, and the Act was again amended in 1990. These amendments emphasized the need for effective I/M programs. The 1990 amendments ("1990 Amendments") required the EPA to review, revise and republish its guidance on I/M programs. This resulted in a thorough review by the EPA of I/M testing programs and procedures and their effectiveness in ensuring the proper, continuous operation of vehicle emission control equipment, thus reducing vehicle emissions. EPA promulgated final regulations governing I/M programs on November 5, 1992 (the "Regulations").

     The 1990 Amendments required, among other things, that the most seriously polluted metropolitan areas in the United States achieve a 24% reduction in total vehicle emissions by November 15, 1999. Many areas also were required to adopt "enhanced" I/M programs.

     Under the Clean Air Act and the Regulations, I/M programs are required in 179 geographic areas, 39 of which did not have any I/M program as of July 1995 (the most recent date for which complete EPA data is available). The 1990 Amendments create a rating scale to indicate the degree of an area's failure to attain the applicable NAAQS. For ozone, the classifications are "extreme," "severe," "serious," "moderate" and "marginal."

     Under the current ozone NAAQS, 95 non-attainment areas are required to implement programs that meet the "basic" performance standard established by the Regulations. Programs that meet the "enhanced" performance standard will be required in the 84 areas that: (i) have serious, severe or extreme ozone non-attainment and urbanized area populations of 200,000 or more; (ii) have moderate or serious carbon monoxide non-attainment with a design value exceeding 12.7 parts per million and urbanized area populations of 200,000 or more; and (iii) have a population of 100,000 or more in the Northeast Ozone Transport Region (an area covering most of the northeastern United States from Virginia to Maine).

     In September 1995, the EPA adopted an amendment to the Regulations that created a new "low enhanced" performance standard. The low enhanced standard is intended to provide greater flexibility for those metropolitan areas that do not need all the emissions reduction credits from a full enhanced I/M program to meet the "reasonable further progress" and attainment requirements.

     Emission reduction "credits" are used by the EPA to measure the ability of a particular pollution control mechanism, such as I/M vehicle testing or stationary-source technologies, to enable a state to meet the overall air pollution reductions mandated by the 1990 Amendments. The EPA, however, has maintained that significantly more credits will be awarded to enhanced programs than to basic programs. To the extent that a state is able to earn additional credits through a stricter I/M program, it will be required to earn fewer credits through emissions reductions in other sources. Other sources would primarily include stationary sources such as factories, thereby potentially permitting industrial growth that might otherwise have been limited by the Clean Air Act.

     The low enhanced performance standard primarily differs from the high enhanced standard in that it allows for idle testing of all affected vehicles. Under the high enhanced standard, idle testing is allowable only for pre-1981 vehicles. Vehicle model years beginning with 1986 must receive the I/M240 test (described under "Testing Procedures: New Emissions Tests in Enhanced Areas" commencing on page 15) or an equivalent enhanced test. (Vehicles in model years 1981-1985 must receive two-speed testing under a high enhanced system). Significantly, the low enhanced performance standard is based on a centralized testing network type, as is the high enhanced standard, although a decentralized, test-and-repair system, with certain additional features can qualify under the standard. In its September 18, 1995 final rule, EPA made it clear that the low enhanced standard was designed only for those areas "which either do not have a major mobile source component to their air pollution problem or which do not require I/M programs which achieve substantial reductions in automotive emissions to achieve air quality goals."

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

     In that regard, the Regulations provide that, if a decentralized test-and-repair program is implemented in either a basic or enhanced area, the pollution credits awarded to the program will be assumed to be 50% less for some test procedures, and 75% less for other test procedures, than for the same tests conducted through centralized or decentralized test-only programs. This reflects EPA's careful assessment of the inherent problems associated with test-and-repair networks. However, these discounts for test-and-repair programs were rebuttable presumptions and could be reduced if a state can demonstrate to the satisfaction of the EPA that its test-and-repair system will exceed the 50% or 75% levels, as applicable, based on past performance with the specific test-type and inspection standards employed.

     In any case, EPA's more recent practice has been to depart from the automatic imposition of these presumptive discounts and instead consider carefully all the relevant facts and circumstances in determining how a given test and repair network is to be scored for air quality credit purposes.

     In this respect, EPA's practice was subsequently codified in the National Highway System Designation Act of 1995 (NHSDA). The NHSDA made two important changes to EPA's authority regarding the establishment of I/M programs. In particular, it provided that EPA may no longer require states to adopt a test only, I/M240 enhanced inspection and maintenance program as a means of compliance with the Clean Air Act (although EPA is free to approve such programs if a state chooses to adopt one). In addition, the NHSDA provided that EPA may not automatically discount the air emission reduction credit states receive if they adopt a decentralized test-and-repair system.

     However, the NHSDA affirmed that the burden of proof remains with the states and gave states only 120 days after enactment of the statute (in November, 1995) to submit revisions to the I/M programs in their SIPs. As part of these submissions, a state must make a good faith estimate of the actual emissions reductions associated with the proposed I/M system. EPA must approve proposed programs on an interim basis, granting the full emission reductions credit claimed by a state, so long as such claims reflect a "good faith" estimate of the reductions associated with the proposed program.

     EPA must grant final approval to the program if, after the statutorily required 18-month interim approval period, the "data collected on the operation of the state program demonstrates that the credits are appropriate and the revision is otherwise in compliance with the Clean Air Act." According to EPA, ten states and the District of Columbia submitted proposals under the NHSDA to revise their I/M program requirements. These ten states were: Alaska, California, Georgia, Massachusetts, New Jersey, New York, Pennsylvania, Texas, Utah and Virginia.

     EPA issued for public comment proposed conditional interim rules in October 1996, after receiving recommendations on a methodology for reviewing the SIPS. This methodology includes both a quantitative and qualitative evaluation of the effectiveness of the programs over both the short term and long term operation of the programs.

     Testing Procedures: New Emissions Tests in Enhanced Areas. Today, three principal types of EPA-approved tests are generally performed: idle, two-speed idle, and loaded/idle. EPA and state audits have indicated that the simple idle and the two-speed idle tests used in most I/M programs have serious shortcomings. These styles of tests worked well for pre-1981, non-computerized vehicles containing carburetors because typical emission control problems involved "rich" airfuel mixtures that affected idle as well as cruising emissions. However, today's high tech vehicles are more effectively tested with procedures that include cycles of acceleration, deceleration and cruising under loaded conditions.

     The EPA's performance standard for high enhanced programs requires the implementation of a new, more sophisticated emissions test called the "I/M240" transient test (or an equivalent enhanced test approved by EPA). The I/M240 test, so named because it is estimated to take 240 seconds to perform the test, is conducted on a dynamometer, a treadmill-type device that simulates actual driving conditions, including periods of acceleration and deceleration. The I/M240 test measures tailpipe emissions more accurately than existing tests. The test is required for all 1986 and later model year vehicles for programs with annual testing, and on all 1984 and later model year vehicles for programs with biennial testing. The two-speed idle test can be utilized for 1981 to 1985 model year vehicles and the idle test can be utilized for 1968 to 1981 model year vehicles. To meet the performance standards, testing must be performed on all 1968 and newer model-year light-duty vehicles and light duty trucks rated up to 8,500 pounds gross vehicle weight.

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

     Previously, most emission testing was conducted annually. The EPA has stated, however, that if high-tech tests are used and certain other conditions are met, it will permit, and is now encouraging states to adopt, biennial testing to reduce the cost to motorists.

     The EPA has stated that it plans to continue to assess alternatives to the I/M240 test, some of which may be less costly, such as the Acceleration Simulation Mode ("ASM") test cycle. The ASM test is a compromise between previous steady state loaded mode testing procedures and the I/M240. It attempts to simulate acceleration conditions by applying a higher load to the drive wheels of a vehicle that is intended to simulate the load or strain a vehicle would experience while accelerating.

     The ASM test is performed under constant speed conditions of 15 or 25 miles per hour. It is, therefore, a less accurate test procedure, but the equipment required to perform it is far less expensive than the I/M240 test. However, it is more expensive than that currently used in decentralized facilities. In a centralized high volume testing program, where one equipment set may test 20,000 or more vehicles per year, the difference in cost of the I/M240 versus the ASM test equipment may amount to less than $1.00 per test. In decentralized test-only or test-and-repair programs, the cost differential between the two equipment sets can be substantial because of the low volume of vehicles tested at these facilities (typically 1,000 per year).

     Testing Procedures: in Basic Areas. Although the EPA has stated that states classified by the EPA as basic I/M areas should consider utilizing the high-tech tests, the performance standard for basic and low enhanced programs allows states to use the idle test. Testing must be performed on all 1968 and later model-year light duty vehicles. States implementing a basic or low enhanced program are not required to utilize a purge or pressure test, but they will be required to demonstrate that their programs do not result in an increase in nitrogen oxide.

     Implementation Deadlines. Basic I/M programs were required to have been implemented as quickly as possible, with full implementation of decentralized programs by January 1, 1994; centralized programs were required to have been implemented by July 1, 1994. The Regulations mandated that all requirements related to enhanced I/M programs be implemented by January 1, 1995 subject to certain exceptions allowing for the phase-in of I/M240 testing. States required to adopt enhanced programs were also required to begin high-tech testing by January 1, 1995, at which time their programs had to cover at least 30% of the vehicle model years subject to high-tech testing. All affected vehicles were required to be tested using high-tech testing by January 1, 1996.

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

     EPA's Decision to Adopt More Stringent NAAQS. As explained above, the Clean Air Act's regulatory structure is largely driven by the need to achieve and maintain the NAAQS established by EPA for various pollutants. On July 17, 1997, EPA Administrator Browner announced her decision to make the NAAQS for ground level ozone and very small particulate matter ("PM") significantly more stringent.

     As part of this decision, EPA determined to phase-out the previous 1-hour primary ozone standard of 0.12 ppm (which is designed to protect human health and replace it with a new, more stringent 8-hour standard of 0.08 ppm. EPA also adopted a revised secondary standard (designed to protect the environment generally) with one identical to the new primary standard. In addition, EPA added a new annual PM(2.5) standard, set at 15 micrograms per cubic meter (ug/m(3)), and adopted a new 24-hour PM(2.5) standard set at 65 ug/m(3). Existing standards will be preserved until the new standards are implemented.

     Implementation of the new standards is scheduled to begin in the year 2000, when EPA will designate new ozone nonattainment areas. Following these designations, states will have up to 12 years to fully achieve the new standards. EPA's new PM(2.5) standards will be implemented over a longer period, with designation of nonattainment areas between 2002 and 2005, and full implementation expected between 2012-2017.

     It is impossible to predict the exact impact of these new standards on state efforts to meet their Clean Air Act obligations. However, it is very likely that a number of metropolitan areas will experience increasing difficulty in meeting the applicable standards, and will be required to adopt additional emission control measures, such as basic or enhanced I/M programs, in order to meet the applicable deadlines. It can reasonably be expected that the new standards will prompt at least some additional state nonattainment areas to seriously consider I/M programs and areas that already have I/M programs to consider tightening their testing regimes.

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

     In June 1997 OTAG made recommendations regarding the levels of regional emission reductions needed to eliminate ozone transport as an obstacle to attainment. Based on these recommendations, EPA issued a proposal in October 1997 that would require 22 eastern and midwestern states and the District of Columbia, to submit state implementation plans specifically addressing the regional transport of ground-level ozone. Specifically, EPA has issued proposed emission "budgets" for each of these jurisdictions significantly reducing the amount of NOx (a chemical precursor of ozone ) they may emit. States retain the flexibility to determine whether to impose additional controls on stationary and/or mobile sources in order to meet these requirements. Overall, EPA expects this proposed action to reduce total NOx emissions in the affected states by 35 percent.

     EPA is now taking public comment on this proposed rule, and expects to issue a final rule establishing the proposed NOx budgets, by September 1998. The States will be required to submit their revised implementation plans (detailing the control measures they plan to adopt), for EPA approval by September, 1999, and must implement the approved controls by September 2002.

     Recent Congressional Activity. Early in the 104th Congress, which convened in January 1995, more than two dozen bills were introduced in both the House of Representatives and in the Senate that would have revised the Clean Air Act. Several of these proposed bills would have been more unfavorable than current law with respect to I/M program requirements. These attempts failed, however, and the Clean Air Act was not reopened in the 104th Congress. To date, the 105th Congress has not attempted to revise the Clean Air Act significantly.

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

EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth information concerning the executive officers of the Company as of November 15, 1997.

                                                      CURRENT POSITION AND
        NAME             AGE                           BUSINESS EXPERIENCE
---------------------    ----    ---------------------------------------------------------------
Chester C. Davenport       57    Chairman of the Board of Directors since September 1990;
                                 Managing Director of Georgetown Partners Limited Partnership, a
                                 merchant banking firm ("Georgetown Partners"), since September
                                 1988; Senior partner in Washington, D.C. law firm of Davenport and Seay from 1979 to 1987 and from 1973 to 1976; Managing
                                 General partner of First City Properties, an investment
                                 partnership, from 1979 to 1985; Assistant Secretary of
                                 Transportation for Policy and International Affairs from 1977 to 1979.
F. Robert Miller           54    President, Chief Executive Officer and director since 1996;
                                 President, Chief Executive Officer and director of SC and its predecessors from 1987 to 1995.
Richard P. Webb            56    Executive Vice President, Chief Operating Officer since April
                                 1997; Independent Consultant from September 1996 to April 1997;
                                 President & Chief Operating Officer, Shared Technologies
                                 Cellular, Inc. December 1995 to September 1996; Independent
                                 Consultant from September 1995 to December 1995; Chief
                                 Executive Officer, Ambac BV (a Dutch company) from May 1987 to
                                 October 1995.
Raj Modi                   45    Vice President, Chief Financial Officer, Treasurer and
                                 Assistant Secretary since January 1993; Controller from July
                                 1992 to January 1993; Controller of ETI from December 1986 to
                                 July 1992.
Martin R. Lewis, Jr        59    Vice President, General Counsel and Secretary since September
                                 1997; Independent Consultant from August 1995 to September
                                 1997; Vice President and General Counsel AIL Corporation from
                                 May 1990 to August 1995.
Lawrence H. Taylor         53    Vice President of Marketing since January 1994; divisional Vice
                                 President of Marketing and Sales of the Company from April 1992 to January 1994 and of ETI from 1989 to April 1992.
Laura E. Baker             43    Vice President of Corporate Communications since January 1996;
                                 Vice President of Corporate Communications of SC from September
                                 1994 to January 1996; Director of Corporate Communications from
                                 April 1992 to September 1994; Manager of Marketing Services of
                                 SC from 1985 to April 1992.
Mark D. Frost              39    Vice President of Engineering since January 1996; Vice
                                 President of Engineering of SC from September 1994 to January
                                 1996; Director of Engineering of SC from 1985 to September
                                 1994.
Perry J. Ludy              46    Vice President of Operations since February 1996; Vice
                                 President of SC from December 1994 to February 1996; President of U.S. Auto Glass, Inc. from December 1990 to December 1994.
Richard M. Tucker          50    Vice President of Program Development since January 1996; Vice
                                 President of Program Development of SC from March 1992 to
                                 January 1996; Director of International Marketing of SC from
                                 August 1991 to March 1992.
James Burley               49    Vice President of Administration since July 1996; Human
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

ITEM 2. PROPERTIES

     Envirotest designs, builds and equips its testing sites to meet each program's specific requirements. The Company's testing sites typically range from one to three acres, depending on the number of testing lanes, specific equipment requirements and lot configuration. The Company currently owns 128 testing stations and leases 48 testing stations totaling in excess of 1,200,000 square feet. Envirotest also maintains a program headquarters in each of the states in which it operates. The Company's senior administrative and marketing staff occupy approximately 21,000 square feet of office space in Sunnyvale, California that is leased by the Company. The Company's engineering staff occupies 40,000 square feet of leased space in Tucson, Arizona. The Company also has corporate offices of approximately 3,000 square feet of leased space in Bethesda, Maryland.

ITEM 3. LEGAL PROCEEDINGS

     State of Connecticut v. Envirotest Systems Corp. Under the new contract ("the Contract") entered into with the Company in April 1994, the State unilaterally decided to continue the old testing procedure and phase in the enhanced testing required by the new contract. Additionally, the Company was unable to build two test facilities, one due to the State's inability to provide the land the contract required and the other due to the inability to obtain zoning. As a result, the Company and the State of Connecticut were in dispute concerning various financial issues related to the performance by each of their respective obligations under the Contract. The State contended that performance of the existing test, as distinct from the I/M240 procedure specified in the contract, resulted in substantial savings to Envirotest. Envirotest complained to the State about additional costs incurred by Envirotest when the State unilaterally changed the test requirements under the Contract. In February 1996, the State issued a decision with respect to the dispute pursuant to the Contract. The State's decision awarded a minimum of $2.4 million to the State which continues to accrue. The Company received the facsimile of the State's letter on February 9, 1996 and it received the certified copy of the letter on February 12, 1996. The Company, pursuant to the Contract, filed a demand for arbitration on March 11, 1996. The Company's demand for arbitration sought a declaration that the Company owed no money to the State and to further hold that the State owed Envirotest $46.0 million. On May 1, 1996, the State filed a lawsuit in State Superior Court in Hartford enjoining the arbitration. The issue at dispute in the lawsuit is whether the thirty-day period within which to file for arbitration commences upon receipt of the decision by facsimile as the State contends, or upon receipt of a certified letter as the Company contends. The Court has scheduled a trial to hear this issue for April 8, 1998. The Company believes that it has valid defenses against the claims made by the State.

     Ganzcorp Investments, Inc. v. Envirotest Systems Corp. On September 26, 1995 Ganzcorp Investments, Inc. d/b/a/ Mustang Dynamometer filed suit against Envirotest in U.S. District Court for the Northern District of Ohio. The suit alleged breach of contract and asked for damages in excess of $10.0 million. The suit was voluntarily dismissed by the parties on December 22, 1995 so that the parties could focus on settlement negotiations. On October 8, 1997, the case was re-filed by Ganzcorp when settlement negotiations broke down between the parties. In 1993, the parties signed an agreement for the supply of chassis dynamometers by Ganzcorp to the Company for its emission testing programs in Ohio, Connecticut, and Pennsylvania. When the Company's testing program with the State of Pennsylvania was canceled, the Company canceled its contract with Ganzcorp per a "termination for convenience" clause. Under such clause Ganzcorp would be allowed to make a claim for certain costs incurred but such a claim would be substantially below its stated claim of more than $10.0 million. Additionally, the Company has counterclaims against Ganzcorp for breach of contract and warranty obligations which it believes to be in excess of $7.9 million. The Company believes that it has valid defenses against the claims made by Ganzcorp.

     R.W. Granger & Sons, Inc. v. Envirotest Systems Corp. Granger alleges a breach of contract by the Company arising out of the retrofitting of 19 testing stations and the construction of seven new testing stations in Connecticut. The project began in 1994 and was completed in 1995. In September 1996, when Envirotest and Granger could not reach agreement on the amounts due and owing, Granger submitted a Demand for Arbitration with the regional office of the American Arbitration Association located in East Hartford, Connecticut. Granger's claim for compensation has fluctuated in amount since 1995. Granger's most recent demand is approximately $2.0 million. Granger has now filed a motion to amend its demand for arbitration to include a claim under the Connecticut Unfair Trade Practices Act. Liability under that Act would expose Envirotest Systems Corp. to both punitive damages and attorney's fees. The Company believes that it has valid defenses against the claims made by Granger.

     Grendell, et al v. Ohio EPA et al. A taxpayers' class action originally filed on October 3, 1996 in Geauga County of Common Pleas, State of Ohio. The Company is a defendant in this case. Plaintiffs seek to enjoin the program and to hold the Company's contracts void based on three Ohio constitutional provisions. Plaintiffs principally challenge the Company's statutory right to compensation upon termination or suspension of the E Check program by the Ohio legislature. They claim that such a right "lends" the states' credit to a private company. They also claim that such right creates a future obligation without a specific appropriation in the state budget approved for the current biennium. Plaintiffs also challenge the allocation of inspection fees between the Company and the State of Ohio as evidenced of an impermissible "public-private" partnership. On November 18, 1997, Grendell voluntarily dismissed the case without prejudice.

     Dore v. Envirotest Systems, Corp. On March 5, 1997, Timothy Dore filed a class action suit against the Company in the Denver District Court. Dore seeks to assert claims on behalf of the class of all persons who, from January 2, 1995 to the present, paid to have a vehicle tested in the Company's metro Denver facilities. In his Amended Complaint, Dore alleges that Envirotest breached its contractual obligations to the class and negligently performed emission testing. The suit does not identify the monetary amount sought. On June 30, 1997, the Company filed a Motion to Dismiss the Amended Complaint. Dore cross-moved for summary judgment. On November 22, 1997, the court granted the Company's Motion to Dismiss the Amended Complaint. Plaintiffs have until January 6, 1998 to file a Notice of Appeal with respect to the Court's decision.

     In addition to the above, the Company is a party to various other legal proceedings and claims in the ordinary course of business. Although the claims cannot be estimated, in the opinion of management the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     On August 11, 1997 Envirotest moved trading of its Class A Common Stock, par value $0.01 per share (the "Class A Common Stock") to The American Stock Exchange, Inc. ("AMEX") under the trading symbol "ENR," from the Nasdaq National Market System under the symbol "ENVI." The Class A Common Stock, par value $0.01 per share had been traded on the NASDAQ National Market System since the Company's initial public offering on April 1, 1993. At December 3, 1997, the Company had greater than 400 holders of record, as required by AMEX, of the Class A Common Stock. A substantial number of the outstanding shares of the Company's Class A Common Stock are held in nominee name. On December 1, 1997 the last sale price of the Company's Class A Common Stock, as reported by the AMEX, was $6.00

     The following table sets forth for fiscal 1996 and 1997 the range of high and low sale prices for the Company's Class A Common Stock as reported by either NASDAQ or AMEX for the periods indicated. The quotations are derived from data supplied by NASDAQ Stock Market Inc. or The American Stock Exchange, Inc. and represent prices between dealers without retail markdowns or commissions and may not necessarily represent actual transactions.

                     FISCAL 1997                 DEC. 31     MAR. 31     JUN. 30     SEPT. 30
        -------------------------------------    -------     -------     -------     --------
        High.................................    $ 3.625     $3.188      $ 3.563      $5.188
        Low..................................    $ 2.000     $2.250      $ 1.438      $2.375

                     FISCAL 1996                 DEC. 31     MAR. 31     JUN. 30     SEPT. 30
        -------------------------------------    -------     -------     -------     --------
        High.................................    $ 4.250     $4.000      $ 3.125      $3.875
        Low..................................    $ 2.250     $2.500      $ 2.500      $1.625

     There is no established public trading market for the Company's Class B Common Stock, par value $0.01 per share (the "Class B Common Stock") or the Company's Class C Common Stock, par value $0.01 per share (the "Class C Common Stock"). The principal difference among the Company's three classes of stock is voting rights. Each share of Class B Common Stock and Class C Common Stock is convertible at any time at the option of the holder into an equal number of shares of Class A Common Stock, subject to certain limitations in the case of the Class C Common Stock. As of November 15, 1997, there were three record holders of Class B Common Stock and one record holder of Class C Common Stock.

     During the first and third quarters of 1997, an aggregate of 325,000 options to purchase shares of the Class A Common Stock were issued, in consideration of services to be rendered in behalf of the Company, to persons who are officers, directors, key employees, or holders of more than 5% of the stock of the Company at an exercise prices ranging from $2.00 to $3.25 per share (the fair market value at the date of the grants). The options are exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) thereof because the options were made to sophisticated investors or executive officers or directors of the Company who had access to the information about the Company and were able to bear the risk of loss of their investments.

     The Company has never declared or paid cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. The payment of cash dividends by the Company is restricted by the terms of the Indentures governing the Company's 9 1/8% Senior Notes due 2001 and 9 5/8% Senior Subordinated Notes due 2003, respectively (in each case under a formula based upon the consolidated net income of the Company plus proceeds of equity offerings and subject to the maintenance of a consolidated fixed charge coverage ratio of at least 3.0 to 1.0).

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated data have been derived from, and should be read in connection with, the audited Consolidated Financial Statements of the Company, and related notes thereto. The Company has never declared or paid cash dividends on its common stock.

     The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                      ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES FOR THE YEARS ENDED SEPTEMBER 30
                                      --------------------------------------------------------------------------
                                           1997           1996           1995           1994           1993
                                        -----------    -----------    -----------    -----------    -----------
                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AND OTHER OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Contract revenues....................   $   140,664    $   124,472    $   104,757    $    96,395    $    88,534
                                        -----------    -----------    -----------    -----------    -----------
Gross profit.........................        41,805         22,323         31,660         44,343         39,043
Selling, general and administrative
  expenses...........................        19,046         21,782         24,911         19,104         13,297
Amortization expense.................         2,432          3,427          4,017          4,390          3,500
Non-recurring (gains) and losses.....        (3,950)       (13,457)           892             --             --
                                        -----------    -----------    -----------    -----------    -----------
Operating income.....................        24,277         10,571          1,840         20,849         22,246
Interest and other (income) and
  expenses...........................       (31,578)       (29,997)       (17,344)       (17,263)       (10,842)
                                        -----------    -----------    -----------    -----------    -----------
Income (loss) before income taxes....        (7,301)       (19,426)       (15,504)         3,586         11,404
Income tax expense (benefit).........            --          5,638           (643)         1,412          4,651
                                        -----------    -----------    -----------    -----------    -----------
Income (loss) before extraordinary
  item...............................        (7,301)       (25,064)       (14,861)         2,174          6,753
Extraordinary loss...................        (1,324)            --             --             --        (11,411)
                                        -----------    -----------    -----------    -----------    -----------
Net income (loss)....................   $    (8,625)   $   (25,064)   $   (14,861)   $     2,174    $    (4,658)
                                        ===========    ===========    ===========    ===========    ===========
Earnings (loss) per common and common
  equivalent share:
  Income (loss) before extraordinary
    item.............................        $(0.44)        $(1.51)        $(0.93)         $0.12          $0.40
  Net income (loss)..................        $(0.52)        $(1.51)        $(0.93)         $0.12         $(0.28)
                                        ===========    ===========    ===========    ===========    ===========

BALANCE SHEET DATA:
Total assets.........................   $   379,733    $   480,784    $   457,273    $   418,205    $   200,656
Long-term debt.......................       360,801        420,476        386,906        328,048        129,751
Stockholders' equity (deficit).......   $   (24,376)   $    13,154    $    38,045    $    52,910    $    49,470

OTHER STATEMENT OF OPERATING DATA:
Earnings before interest, taxes,
  depreciation and amortization
  ("EBITDA")(a)......................   $    48,436    $    35,109    $    18,640    $    31,461    $    33,369

OTHER OPERATING DATA:
Number of facilities at end of
  period.............................           176            169            126            113            112
Number of testing lanes at end of
  period.............................           689            667            479            407            405
Number of paid tests during period...    12,132,000     10,592,894     11,042,077     12,342,165     11,525,956

---------------

(a) EBITDA represents operating income plus depreciation and amortization expense. EBITDA is not intended to represent cash flow or any other measure of performance in accordance with GAAP. EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring debt service ability.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company conducts its current operations directly and through its principal wholly owned subsidiaries, Envirotest Technologies, Inc. ("ETI"), Envirotest Illinois, Inc.("EII"), Envirotest Wisconsin, Inc. ("EWI") and Systems Control, Inc., a Washington corporation ("SC-WA"). The Company's British Columbia, Canada operations are conducted through a British Columbia partnership, Envirotest Canada, which is wholly owned by the Company (through its subsidiaries).

     Certain sections of this Form 10-K, including "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", contain various forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. Such factors include, without limitation, general economic conditions, pending legislation and the cyclical nature of the vehicle emission testing industry.

     The forward looking statements include, without limitation, the amounts of reserves recognized, the amount of revenue that will be generated under a contract, the total capital expenditure requirement of a program statements regarding the commencement of operations for a particular test site or of a particular program, the number of annual tests, the types of I/M testing programs to be adopted by states, regulatory and market changes, the growth in markets in which the Company operates, the areas of potential growth that the Company has identified, the value of contracts, renewals of contracts, expected realizations of backlog, the success of the remote sensing technology and its utilization in the future, ultimate outcome of pending litigation and the Company's success in foreign jurisdictions. The Company in the preparation of its financial statements, also makes various estimates and assumptions that are forward looking statements. See Note 2 to the "Notes to Consolidated Financial Statements."

RECENT DEVELOPMENTS

  Company

     As previously reported, on December 11, 1996, the Company sold its right to receive the two remaining installment payments totaling $80.0 million in principal amounts due under a settlement agreement with the Commonwealth of Pennsylvania for approximately $79.4 million. The Company retained the right to receive accrued interest due on the date of closing of approximately $1.7 million. The interest was received by the Company in August 1997. The settlement requires the Company to use its best efforts to dispose of the assets it acquired to perform emissions testing services in Pennsylvania. If the net proceeds received by the Company from the sale of assets is less than $55.0 million, Pennsylvania is obligated to pay the Company fifty percent of the differences up to $11.0 million no later than July 31, 1998. The Company believes that proceeds from the sales of the remaining assets will not reduce the maximum payment due to the Company.

     On August 11, 1997 Envirotest changed the listing of its Class A Common Stock, par value $0.01 per share (the "Common Stock") to The American Stock Exchange Inc. ("AMEX") under the trading symbol ENR from the NASDAQ National Market System. The Common Stock had been traded on the NASDAQ National Market System under the symbol ENVI since the Company's initial public offering on April 1, 1993.

     On August 19, 1997, the Company announced its intention to purchase $50.0 million aggregate principal amount of the Company's 9 1/8% Senior Notes due 2001 (the "Securities") for 100% of their principal amount, plus accrued and unpaid interest. At that same time, the Company also announced its intention to purchase up to 4,444,444 shares of Common Stock at a range of $3.75 to $4.50 per share, pursuant to a Dutch Auction tender offer. On September 22, 1997, the Company announced that $88.3 million aggregate principal amount of Securities were validly tendered in its debt tender offer, completed September 17, 1997. Of this amount, $50.0 million aggregate principal amount of Securities were purchased by the Company. On September 26, 1997, the Company disclosed in Amendment No. 2 to its Schedule 13E-4, filed with the Securities Exchange Commission, that 4,388,091 shares of its Common Stock, were validly tendered at a price of $4.50 per share in its Dutch Auction tender offer completed September 17, 1997. All of such shares were purchased by the Company and retained as treasury shares at cost.

  Programs

     On October 25, 1996, the Company signed a contract to provide a vehicle safety and inspection program in Connecticut, which commenced January 1, 1997. Under the terms of the contract, which expires in June 2002, Envirotest will provide safety inspections on an estimated 160,000 vehicles per year anticipated annual revenues of approximately $2.1 million.

     On February 27, 1997 the Company signed an agreement with the State of Florida extending the current contract at the same test fee for two additional years expire March 31, 2000. The extension is expected to generate aggregate revenues of up to $32.0 million.

     As of March 31, 1997, the State of California elected to terminate, for the convenience of the State, the Company's contract to provide remote sensing services. The contract was expected to extend through June 30, 1998. The termination was related to the State's decision to reassess its future vehicle emissions testing program. On August 15, 1997, the Company entered into a Settlement Agreement with the State which resolved the issued related to the termination. Under the terms of the Settlement Agreement, the Company received $2.7 million, inclusive of outstanding receivables.

     In June 1997, the Company signed an agreement with the State of Illinois ("State") to upgrade the State's existing centralized auto emissions testing program to an enhanced program. The agreement also extends the program term to 2006. Capital expenditures required to implement the new program are expected to total approximately $75.0 million. Enhanced testing will commence in early 1999. Revenues for the nine-year term are expected to total approximately $385.0 million including the sum of $48.0 million, which will be paid to Envirotest by the State during the course of the implementation of the program upgrade. The Company will earn a portion of the contracted revenue during the implementation period for performance of the basic test and other services provided during this period.

     On October 17, 1997 the State of Connecticut amended the Company's emissions testing contract to change the test procedure. The Company expects an increase of approximately $4.6 million in its annual contract revenue beginning in calendar year 1998.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED SEPTEMBER 30, 1997 (FISCAL 1997) COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1996 (FISCAL 1996)

     Contract revenues increased to $140.7 million in fiscal 1997 from $124.5 million in fiscal 1996, an increase of $16.2 million or 13.0%. The increase is primarily attributable to additional revenues of $13.5 million generated by new or extended emissions programs in Indiana, Illinois, Ohio and a full year of operations in the Washington program, acquired on January 30, 1996; additional revenues from the British Columbia program of $2.1 million, operations of which were impacted by the employee strike during fiscal year 1996, and other increases of $3.2 million from additional test volumes and contractual fee increases. These increases were partly offset by the loss in revenue of $2.4 million from the expiration of the California Quality Assurance program in September 1996.

     Gross profit increased to $41.8 million in fiscal 1997 from $22.3 million in fiscal 1996, an increase of $19.5 million or 87.3%. As a percentage of contract revenues, gross profit increased to 29.7% in fiscal 1997 from 17.9% in the corresponding period in fiscal 1996, an absolute increase of 11.8%. This increase was attributable to several factors including contributions of $9.0 million from new or extended contracts in Indiana, Illinois and Ohio; $2.6 million in the British Columbia program, which benefited from an additional volume increase and settlement of an employee strike that hampered results last fiscal year; $4.1 million from improvements in operational efficiencies and test volume increases in most other programs; and $3.3 million from the reduction in the deferred charge amortization.

     Selling, general and administrative ("SG&A") expenses decreased to $19.0 million in fiscal 1997 from $21.8 million in fiscal 1996, a decrease of $2.8 million or 12.6%. As a percentage of contract revenues, SG&A expenses decreased to 13.5% in fiscal 1997 from 17.5% in fiscal 1996, an absolute decrease of 4.0%. The decrease in SG&A expenses is primarily due to absence of relocation costs of $1.5 million recorded in fiscal 1996 resulting from the consolidation of the corporate headquarters to Sunnyvale, California and lower engineering support costs as new programs mature.

     A non-recurring corporate relocation expense of $1.9 million for fiscal 1996 represents the costs associated with closing the Phoenix corporate headquarters and other restructuring costs.

     Amortization expense decreased to $2.4 million in fiscal 1997, a decrease of $1.0 million from $3.4 million in fiscal 1996. The decrease was attributable to the expiration of the California Quality Assurance contract as of September 30, 1996.

     Gain on the Pennsylvania settlement of $3.9 million in fiscal 1997 represents adjustments to provisions made earlier for claims resulting from the Pennsylvania contract cancellation that have been settled or resolved and are unlikely to present future liability. A gain on the Pennsylvania settlement of $15.3 million was included in fiscal 1996.

     Income from operations increased to $24.3 million in fiscal 1997 compared to $10.6 million in fiscal 1996. Income from operations as a percentage of contract revenues increased to 17.3% in fiscal 1997 compared to 8.5% in fiscal 1996, an absolute increase of 8.8%. The increase is primarily attributable to increases in revenue, improvements in gross profit margins, reduction in SG&A and amortization expenses, and the absence of non-recurring relocation expenses, partially offset by the gain recorded on the Pennsylvania settlement in fiscal 1996.

     Interest expense increased to $40.2 million in fiscal 1997 from $38.9 million in fiscal 1996, an increase of $1.3 million. These increases were primarily attributable to a full year of interest expense on debt associated with the Wisconsin, Washington and Indiana programs.

     Interest income of $8.7 million in fiscal 1997 decreased $0.2 million from $8.9 million in fiscal 1996.

     There was no income tax benefit on the pretax loss of $7.3 million in fiscal 1997, as the Company increased a valuation allowance by $3.6 million to fully reserve the net deferred tax asset. In fiscal 1996, income tax expense was $5.6 million on pre-tax loss of $19.4 million. In both fiscal 1997 and 1996, the income tax benefit was lower than the combined federal and state effective tax rate of approximately 39%, as a result of increasing the valuation allowance to reduce the net deferred tax asset to an amount estimated to be realizable in future years. The estimate on the amount of deferred tax asset to be realized is reviewed quarterly and the valuation allowance adjusted accordingly.

     During fiscal 1997, the Company recognized a non-recurring charge, reflected as an extraordinary loss from the write-off of capitalized debt acquisition costs and transaction costs of $1.3 million, in connection with the repurchase of $50.0 million aggregate principal amount of its 9 1/8% Senior Notes due 2001, completed September 17, 1997.

     The net loss was $8.6 million in fiscal 1997 compared to $25.1 million in fiscal 1996, a decrease of $16.5 million.

FISCAL YEAR ENDED SEPTEMBER 30, 1996 (FISCAL 1996) COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1995 (FISCAL 1995)

     Contract revenues increased to $124.5 million in fiscal 1996 from $104.8 million in fiscal 1995, an increase of $19.7 million or 18.8%. The increase is primarily attributable to the increase in revenues of $13.0 million generated from the new contracts with the State of Ohio, $6.4 million from the Washington State program acquired on January 30, 1996, $5.0 million from the Colorado program which commenced in January 1995 and has been operational for the full year during fiscal 1996, and $2.5 million from the Connecticut program due to higher fees in the new program, which commenced in January 1995. These increases were partially offset by decreases in revenue of $2.1 million in the British Columbia program due to an employee strike during the period, $1.3 million in the Illinois program attributable to the reduced test fee under the January 1996 contract extension, $2.0 million in the Minnesota program due to legislative changes during fiscal 1995 exempting vehicle model years from emissions testing, and $1.6 million from the Maryland program which ceased operations as of December 31, 1994. The Company is currently engaged in negotiations with the government in British Columbia, pursuant to the terms of its contract, to obtain an adjustment in fees to offset the loss in revenue experienced during the period of the strike.

     Gross profit decreased to $22.3 million in fiscal 1996 from $31.7 million in 1995, a decrease of $9.4 million, or 29.7%. As a percentage of contract revenues, gross profit decreased to 17.9% in fiscal 1996, from 30.2% in fiscal 1995, an absolute decrease of 12.3%. The decrease in gross profit resulted from higher than anticipated costs associated with the new Wisconsin and Ohio programs, decreased revenue in the Minnesota program discussed above, and the absence of contribution from the Maryland program.

     Selling, general and administrative ("SG&A") expenses decreased to $21.8 million in fiscal 1996 from $24.9 million in fiscal 1995, a decrease of $3.1 million or 12.5%. As a percentage of contract revenues, SG&A expenses decreased to 17.5% in fiscal 1996 from 23.8% in fiscal 1995, an absolute decrease of 6.3%. The decrease in SG&A expenses is primarily due to decreased marketing expenses and the absence of costs associated with seeking a resolution of the Pennsylvania contractual issues which were incurred during fiscal 1995. In addition, the decrease in SG&A as a percentage of contract revenues is due to the increase in contract revenues discussed above.

     Amortization expense decreased to $3.4 million in fiscal 1996, a decrease of $0.6 million from $4.0 million in fiscal 1995. The decrease is attributable to expiration of the Maryland program contract and full amortization of certain other intangible assets.

     Non-recurring corporate relocation expense was $1.9 million for fiscal 1996, primarily representing the costs associated with the closing of the Phoenix corporate headquarters.

     Gain on Pennsylvania settlement for fiscal 1996 was $15.3 million net of certain related costs including the write down of related property, plant and equipment. Gross proceeds were $156.0 million (including contingent payments up to $11.0 million), in accordance with the settlement agreement with the Commonwealth of Pennsylvania.

     Income from operations increased to $10.6 million in fiscal 1996 compared to $1.8 million in fiscal 1995. Income from operations as a percentage of contract revenues increased to 8.5% in fiscal 1996 compared to 1.7% in fiscal 1995, an absolute increase of 6.8%. The increase is due to the gain on the Pennsylvania settlement and the decrease in selling, general and administrative expenses, offset by the reduction in the gross profit and consolidation expense, as discussed above.

     Interest expense increased to $38.9 million in fiscal 1996 from $21.3 million in fiscal 1995, an increase of $17.6 million. The increase is primarily attributable to a $13.0 million decrease in capitalized interest as programs under implementation became operational and $4.1 million interest expense on the capital lease and long-term debt issued in June 1995 to finance the Company's emissions testing network in Ohio.

     Interest income increased to $8.9 million in fiscal 1996, an increase of $4.6 million from $4.3 million in fiscal 1995. The increase is primarily attributable to the interest income on the funds received and due from the Pennsylvania settlement.

     Other represents the minority partner's proportionate share of the income of the British Columbia program through July 1995 at which time the Company, through its wholly owned subsidiary Envirotest Holdings, Inc., purchased the third party interest in the program.

     Income tax expense was $5.6 million on the pretax loss of $19.4 million in fiscal 1996 as the Company increased a valuation allowance by $12.8 million to fully reserve the deferred tax asset. In fiscal 1995, income tax benefit was $0.6 million on pre-tax loss of $15.5 million, which was lower than the combined federal and state effective tax rate of approximately 39% as a result of increasing a valuation allowance by $5.4 million to reduce the deferred tax asset to an amount estimated to be realized. The estimate on the amount of deferred tax asset to be realized is reviewed quarterly and the valuation allowance adjusted accordingly.

     Net loss was $25.1 million in fiscal 1996 compared to $14.9 million in fiscal 1995, an increase of $10.2 million.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

     Cash and cash equivalents, available-for-sale securities, and restricted cash decreased to $79.2 million at September 30, 1997 from $82.2 million at September 30, 1996. The decrease of $3.0 million was primarily a result of the Company's debt repurchase and stock buyback for $79.0 million as discussed above; purchase of property, plant, equipment and intangibles for $17.6 million; and debt and capital lease payments of $8.4 million, offset by proceeds of $79.4 million from the sale of the rights to receive the two remaining installment payments totaling $80.0 million from the Commonwealth of Pennsylvania; $10.5 million from sales of surplus properties; and cash generated from operations of $12.2 million.

     The Company's primary uses of cash include funding the Company's capital expenditure requirements, payments on capital and operating leases, principal and interest payments, and other working capital needs. The Company's capital and operating leases currently require minimum lease payments of approximately $15.0 million in 1998, decreasing to approximately $10.6 million in 2000 and further decreasing thereafter as certain leases are scheduled to expire.

     The Company's capital expenditures include maintenance capital expenditures for existing facilities and development and construction expenditures for new emissions facilities. The Company's development and construction capital expenditures are dependent on the number of contracts it is awarded and are only incurred after the contract has been signed. After signing a contract, the Company may incur significant development and construction expenditures, which the Company expects to finance with existing cash resources, internally generated funds, additional borrowings and alternative financing sources, including leasing alternatives. It generally takes one to two years after a contract has been signed for a program to begin operations and generate revenues, depending on the size of the program.

     The Company's principal commitments at September 30, 1997, consist of capital expenditures for the implementation of the Illinois program estimated at $14.4 million net of the $48.0 million payments from the state. In fiscal 1998, the Company also intends to spend approximately $3.1 million on enhancement and other maintenance capital expenditures. Subsequent to September 30, 1997, the Company restructured a long term loan as a revolving facility and paid off the outstanding principal balance of approximately $9.9 million.

     The Company believes that its existing cash, cash generated from operations and alternative financing sources, including leasing alternatives, will be sufficient to complete implementation of the Illinois program and to meet its liquidity requirements for the foreseeable future.

     Accrued expenses and other current liabilities decreased to $23.6 million at September 30, 1997 from $28.8 million at September 30, 1996. The decrease is primarily attributable to adjustments to provisions made earlier for claims resulting from the Pennsylvania contract cancellation. These claims have been settled or resolved and are unlikely to present future liability.

INFLATION AND INTEREST RATES

     While the Company's business is not generally sensitive to inflation, there can be no assurance that a high rate of inflation in the future would not have an adverse effect on the Company's results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128), which establishes standards for computing and presenting earnings per share (EPS) more comparable to international EPD standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 will be effective for the Company's 1998 fiscal year.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. The Company is in the process of determining its preferred format. This Statement is effective for the Company's 1999 fiscal year.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for how public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for the Company's 1999 fiscal year. The Company does not believe it has any separately reportable segments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

     We have audited the accompanying consolidated balance sheets of Envirotest Systems Corp. and its Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Envirotest Systems Corp. and its Subsidiaries as of September 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

/s/ COOPERS & LYBRAND L.L.P.

San Jose, California
December 5, 1997

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                              AS OF SEPTEMBER 30,
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                1997       1996
                                                                              --------   --------
                                             ASSETS
Current assets:
  Cash and cash equivalents.................................................  $ 18,685   $ 53,104
  Available-for-sale securities.............................................    40,955      7,991
  Settlement due from Pennsylvania..........................................        --     80,000
  Contract receivables, net of allowance for doubtful accounts of $1,299 and
    $449, respectively......................................................    11,789     10,969
  Prepaid and other current assets..........................................     5,911      6,432
                                                                              --------   --------
         Total current assets...............................................    77,340    158,496
Restricted cash.............................................................    19,567     21,108
Property, plant, and equipment, net.........................................   188,342    192,400
Assets held under capital lease, net........................................    44,564     46,108
Assets held for sale, net...................................................    21,482     32,246
Intangible assets, net......................................................    16,479     14,927
Deferred charges and debt acquisition costs, net............................    11,249     14,348
Other assets................................................................       710      1,151
                                                                              --------   --------
         Total assets.......................................................  $379,733   $480,784
                                                                              ========   ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable..........................................................  $  3,697   $  3,825
  Current portion of long-term debt and capital lease obligations...........    10,184      8,620
  Accrued expenses and other current liabilities............................    23,575     28,769
  Income taxes payable......................................................       338        674
                                                                              --------   --------
         Total current liabilities..........................................    37,794     41,888
Senior subordinated debt....................................................   125,000    125,000
Senior debt, net............................................................   149,531    199,192
Long-term debt, net.........................................................    33,175     38,129
Long-term capital lease obligation, net.....................................    53,095     58,155
Other long-term liabilities.................................................     5,514      5,266
                                                                              --------   --------
         Total liabilities..................................................   404,109    467,630
                                                                              --------   --------
Commitments and contingencies (Notes 18 and 20)
Stockholders' equity (deficit):
  Common stock, $0.01 per share par value; Class A Common
    Stock, 40,000 shares authorized, 8,833 and 13,204 shares issued and outstanding at September 30, 1997 and 1996, respectively; Class B Common stock, 5,000 shares authorized, 1,250 and 1,390 shares issued and outstanding at September 30, 1997 and 1996, respectively; Class C Common stock, 5,000 shares authorized, 2,026 shares issued and outstanding at
    September 30, 1997 and 1996.............................................       165        166
  Additional paid-in capital................................................    60,140     60,172
  Treasury stock, at cost...................................................   (29,003)        --
  Cumulative currency translation adjustment................................        43        (96)
  Unrealized loss on available-for-sale securities..........................        (8)        --
  Accumulated deficit.......................................................   (50,135)   (41,510)
                                                                              --------   --------
                                                                               (18,798)    18,732
  Predecessor carry-over basis..............................................    (5,578)    (5,578)
                                                                              --------   --------
         Total stockholders' equity (deficit)...............................   (24,376)    13,154
                                                                              --------   --------
         Total liabilities and stockholders' equity.........................  $379,733   $480,784
                                                                              ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE YEARS ENDED SEPTEMBER 30,
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   1997       1996       1995
                                                                 --------   --------   --------
Contract revenue...............................................  $140,664   $124,472   $104,757
Costs of revenue...............................................    98,859    102,149     73,097
                                                                 --------   --------   --------
Gross profit...................................................    41,805     22,323     31,660
Operating costs and expenses:
  Selling, general and administrative..........................    19,046     21,782     24,911
  Non-recurring corporate relocation...........................        --      1,850         --
  Amortization.................................................     2,432      3,427      4,017
  Reserve for surplus properties...............................        --         --        892
  Gain on Pennsylvania settlement..............................    (3,950)   (15,307)        --
                                                                 --------   --------   --------
  Income from operations.......................................    24,277     10,571      1,840
Other expense (income):
  Interest expense.............................................    40,220     38,940     21,315
  Interest income..............................................    (7,636)    (3,259)    (4,255)
  Interest income from Pennsylvania settlement.................    (1,109)    (5,684)        --
  Other........................................................       103         --        284
                                                                 --------   --------   --------
Loss before income taxes and extraordinary item................    (7,301)   (19,426)   (15,504)
  Income tax expense (benefit).................................        --      5,638       (643)
                                                                 --------   --------   --------
Loss before extraordinary item.................................    (7,301)   (25,064)   (14,861)
  Extraordinary loss on debt repurchase........................     1,324         --         --
                                                                 --------   --------   --------
Net loss.......................................................  $ (8,625)  $(25,064)  $(14,861)
                                                                 ========   ========   ========
LOSS PER COMMON SHARE:
Loss before extraordinary item.................................  $  (0.44)  $  (1.51)  $  (0.93)
Extraordinary loss.............................................  $  (0.08)        --         --
Net loss.......................................................  $  (0.52)  $  (1.51)  $  (0.93)
                                                                 ========   ========   ========
Weighted average number of common shares outstanding...........    16,439     16,552     16,059
                                                                 ========   ========   ========

   The accompanying notes are an integral part of the consolidated financial statements.

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED SEPTEMBER 30,
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                  1997           1996           1995
                                                                ---------      ---------      ---------
Cash flows from operating activities:
  Net loss...................................................   $  (8,625)     $ (25,064)     $ (14,861)
  Adjustment to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization............................      24,159         24,538         16,800
    Allowance for doubtful accounts..........................         850             74             21
    Amortization of loan discount and deferred debt issuance
       costs.................................................       1,277          2,516          3,384
    Gain on Pennsylvania settlement..........................      (3,950)       (15,307)            --
    Extraordinary loss on debt repurchase....................       1,324             --             --
    Deferred taxes...........................................          --          5,476           (863)
    Other....................................................         738            (96)         1,760
  Changes in assets and liabilities:
    Contract receivables.....................................      (1,670)        (2,585)           (32)
    Prepaid and other current assets.........................        (514)        (1,793)          (493)
    Deferred charges.........................................        (341)        (2,200)        (5,034)
    Other long-term assets...................................         440           (813)           514
    Accounts payable.........................................        (128)           470         (4,212)
    Accrued interest.........................................        (519)           190         (5,536)
    Accrued expenses and other current liabilities...........        (725)         1,358          2,222
    Income taxes payable.....................................        (336)            79           (369)
    Other long-term liabilities..............................         248            731          1,178
                                                                ---------      ---------      ---------
  Net cash provided by (used in) operating activities........      12,228        (12,426)        (5,521)
                                                                ---------      ---------      ---------
Cash flows from investing activities:
  Purchases of available-for-sale securities.................    (127,597)        (6,644)            --
  Maturities of available-for-sale securities................      94,625             --         23,199
  Purchases of property, plant and equipment.................     (14,668)       (49,724)      (118,895)
  Proceeds from sales of property, plant and equipment.......       1,434          3,835          2,656
  Proceeds from Pennsylvania settlement......................      79,405         65,000             --
  Proceeds from sale of Pennsylvania assets..................       9,077          2,362             --
  Pennsylvania assets subject to settlement..................          --             --        (88,963)
  Purchase of SC-WA..........................................          --         (2,560)            --
  Purchase of intangible assets..............................      (2,948)            --         (1,241)
                                                                ---------      ---------      ---------
Net cash provided by (used in) investing activities..........      39,328         12,269       (183,244)
                                                                ---------      ---------      ---------
Cash flows from financing activities:
  Senior debt repurchase.....................................     (50,000)            --             --
  Stock repurchase and transaction costs.....................     (29,040)            --             --
  Repayment of capital lease obligation......................      (4,710)        (1,485)        (4,751)
  Repayment of long term debt................................      (3,739)        (2,457)            --
  Capitalization of loan fees................................         (24)        (1,765)        (2,749)
  Proceeds from capital lease and long term debt.............          --         31,345         64,380
  Proceeds from issuance of common stock.....................           4            148             50
  Decrease (increase) in restricted cash.....................       1,541         10,389        (31,497)
                                                                ---------      ---------      ---------
Net cash provided by (used in) financing activities..........     (85,968)        36,175         25,433
                                                                ---------      ---------      ---------
Effect of exchange rate on cash and cash equivalents.........          (7)             7            196
                                                                ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents.........     (34,419)        36,025       (163,136)
Cash and cash equivalents, beginning of year.................      53,104         17,079        180,215
                                                                ---------      ---------      ---------
Cash and cash equivalents, end of year.......................   $  18,685      $  53,104      $  17,079
                                                                =========      =========      =========
Supplemental cash flow information:
Cash paid for interest and income taxes for the years ended
  September 30, 1997, 1996 and 1995 was as follows:
  Interest, net of capitalized interest......................   $  38,744      $  38,751      $  26,851
  Income taxes...............................................          40            245            332

   The accompanying notes are an integral part of the consolidated financial statements.

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996 AND 1995
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                             UNREALIZED
                                                     CUMULATIVE                                               LOSS ON
                          COMMON STOCK   ADDITIONAL   CURRENCY                 TREASURY STOCK   PREDECESSOR  AVAILABLE-
                         --------------   PAID IN    TRANSLATION ACCUMULATED  ----------------  CARRY-OVER    FOR-SALE
                         SHARES  AMOUNT   CAPITAL    ADJUSTMENT   (DEFICIT)   SHARES   AMOUNT      BASIS     SECURITIES   TOTAL
                         ------  ------  ----------  ----------  -----------  ------  --------  -----------  ----------  --------
Balance at October 1,
  1994.................. 15,972   $160    $ 59,980     $  (67)    $  (1,585)     --   $     --    $(5,578)      $ --     $ 52,910
Exercise of Options.....   186       2          48                                                                             50
Foreign Currency
  Translation
  Adjustment............                                  (54)                                                                (54)
Net loss................                                            (14,861)                                    $         (14,861)
                                                                                                                  --
                         ------    ---      ------       ----        ------   -----     ------      -----                 -------
Balance at September 30,
  1995.................. 16,158    162      60,028       (121)      (16,446)     --         --     (5,578)        --       38,045
Exercise of Options.....   462       4         144                                                                            148
Foreign Currency
  Translation
  Adjustment............                                   25                                                                  25
Net loss................                                            (25,064)                                              (25,064)
                                                                                                                  --
                         ------    ---      ------       ----        ------   -----     ------      -----                 -------
Balance at September 30,
  1996.................. 16,620    166      60,172        (96)      (41,510)     --         --     (5,578)        --       13,154
Exercise of Options.....    17                   4                                                                              4
Other Adjustment........  (140)     (1)        (36)                                                                           (37)
Stock repurchases....... (4,388)                                              4,388    (29,003)                           (29,003)
Foreign Currency
  Translation
  Adjustment............                                  139                                                                 139
  Unrealized loss on
    available for-sale
    securities..........                                                                                        $ (8)          (8)
Net loss................                                             (8,625)                                               (8,625)
                                                                                                                  --
                         ------    ---      ------       ----        ------   -----     ------      -----                 -------
Balance at September 30,
  1997.................. 12,109   $165    $ 60,140     $   43     $ (50,135)  4,388   $(29,003)   $(5,578)      $ (8)    $(24,376)
                         ======    ===      ======       ====        ======   =====     ======      =====         ==      =======

   The accompanying notes are an integral part of the consolidated financial statements.

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     Envirotest provides governmental authorities an all-inclusive service whereby it designs, constructs, and operates centralized vehicle emissions programs. The Company's services include: designing a network that provides convenience to motorists; identifying and procuring adequate inspection sites; constructing emissions facilities with multiple test lanes; designing and installing a proprietary vehicle emissions inspection system and computer network to collect and process emissions testing data; and managing and operating the inspection program using sophisticated software and equipment developed by the Company.

2. SIGNIFICANT ACCOUNTING POLICIES:

  Principles of Consolidation

     The consolidated financial statements include the accounts of Envirotest Systems Corp. and all its domestic and foreign subsidiary companies. All intercompany balances and transactions have been eliminated in consolidation.

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

  Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents are stated at cost which approximates market value. Included in the Company's cash and cash equivalents are approximately $8,369 and $52,500 primarily in commercial paper invested through registered broker/dealers at September 30, 1997 and 1996, respectively. The Company intends to hold these investments until maturity.

  Available-for-sale Securities

     All the Company's investments with a remaining maturity of beyond three months are classified as available-for-sale securities. These investments are reported at fair value with unrealized gains or losses, net of related tax effect, excluded from earnings and reported as a separate component of stockholders' equity until realized. Interest income is recorded using the effective interest method, with associated premium or discount amortized to interest income. Realized gains and losses from the sale of investments are determined on the trade date based on the specific identification method. Realized and unrealized gains and losses on available-for-sale securities were not material for the fiscal years ending September 30, 1997 and 1996. Available-for-sale securities of $40,955 as of September 30, 1997 primarily consisted of certificates-of-deposit and high-grade commercial paper, with maturity dates ranging from December 1997 through May 1998. Available-for-sale securities of $7,991 as of September 30, 1996 consisted of high-grade commercial paper.

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

  Contracts and Contract Receivables

     The Company's contract receivables primarily consist of uncollateralized amounts due from state, municipal and foreign governments.

     Under most of the Company's contracts, the governmental authority has the right, and in some cases may be obligated, to purchase the Company's program facilities on termination of the contract, at a price generally determined by applying specified criteria set forth in the contract. Most contracts expressly provide for termination if the legislation authorizing the (I/M) program is repealed or if sufficient funds for the program are not appropriated by the relevant governmental authority. More than half of the Company's contracts also allow the governmental authority to terminate the contract without cause, upon giving advance written notice of not less than 30 days. The Company is also required to post performance bonds once the contract is awarded.

     Under most of the Company's I/M contracts, the Company is required to pay liquidated damages as a penalty for failure to meet specified start-up dates or performance requirements, in many cases after a specified notice and cure period.

  Restricted Cash

     Restricted cash of $19,567 and $21,108 at September 30, 1997 and 1996 respectively, primarily consisted of certificates of deposit for the Company's financing and performance bonds related to the emissions testing contracts with state and municipal governments. Included in restricted cash are $6,519, $2,253, $1,700 and $600 required under credit agreements for the financing of Ohio, Indiana, Wisconsin and Washington programs, respectively. Also, $4,253 in proceeds from bonds issued by the Indiana Development Finance Authority for the Indiana program are being held in trust pending use of the funds and $4,242 as collateral for performance bonds and workers' compensation insurance.

  Property, Plant, Equipment and Capital Lease

     Property, plant and equipment are recorded at cost. The capital lease is recorded at the present value of the future lease principal payments. Depreciation and amortization are provided on the straight-line method over the estimated useful lives of the assets as follows:

                Buildings and site improvements.................  30 years
                Machinery and equipment.........................  2-10 years
                Leasehold improvements..........................  Lease term

     Buildings and site improvements are depreciated on a straight-line basis over the estimated useful life, generally 30 years. Periodically the Company prepares an analysis to compare the estimated book value of the buildings, site improvements and land at the estimated completion date of individual contracts (assuming certain renewals, if any) to the estimated residual value. Adjustments to depreciable lives are made accordingly.

     It is possible, given the political, legislative and competitive environment in which the Company operates, that the estimates discussed above could change and may result in accelerated depreciation charges. Also, the actual values realized on disposal could differ from the amounts used in estimating the residual values of these properties.

     Interest costs relating to the acquisition and construction of major projects are capitalized and depreciated over the estimated useful lives of the related assets. Interest expense capitalized for the years ended September 30, 1997, 1996 and 1995 was $103, $981 and $14,027, respectively.

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The cost of maintenance and repairs is charged to expense in the year incurred. Expenditures that increase the useful lives of property and equipment are capitalized.

     When items are retired or disposed of, the cost and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

  Accounting for the Impairment of Long-lived Assets

     In accordance with Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed", the Company assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of the asset's net book value over its remaining life can be recovered through projected undiscounted future cash flows.

  Intangible Assets

     Intangible assets are stated as cost and are amortized on a straight-line basis over their estimated useful lives as follows:

                Goodwill.......................................      12 years
                Government contracts...........................      12 years
                Computer software..............................       5 years
                License agreement..............................   10-17 years
                Patents........................................   15-17 years
                Covenants not-to-compete.......................       5 years
                Beneficial ground lease........................      12 years
                Copyrights.....................................      12 years

     It is the Company's policy to re-evaluate the estimated useful life of each of its intangible assets on a quarterly basis and may adjust the estimated useful life accordingly. It is possible, given the political, legislative and competitive environment in which the Company operates, that the estimates discussed above could change and may result in accelerated amortization charges.

  Deferred Debt Acquisition Costs

     Costs associated with obtaining long-term debt financing have been capitalized and are amortized over the repayment term of the related debt. Accumulated amortization is $6,817 and $5,720 for fiscal 1997 and 1996, respectively.

  Deferred Charges

     Significant expenses incurred in bringing new emissions testing programs into operation including staff recruitment, staff training, public information and similar pre-operating costs are deferred and amortized over a twelve-month period commencing with the start of program operations. Deferred charge amortization expenses were $1,124, $4,419 and $3,218 for fiscal 1997, 1996 and 1995 respectively. Accumulated amortization is $6,457 and $7,407 for fiscal 1997 and 1996, respectively.

  Contract Revenues

     Generally, for vehicle emissions inspection contracts, revenue is based on the fees that are collectible for the tests performed.

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company's contract revenues from major customers, which individually account for in excess of 10% of the Company's total contract revenue, were $20,900; $20,400; $17,300; $16,800; and $14,100 for the year ended September 30,
1997; $20,300; $18,700; $17,000; and $16,500 for the year ended September 30,
1996; $16,500; $15,300; $14,500; $13,300; and $12,300 for the year ended
September 30, 1995. For the fiscal year ended September 30, 1997, significantly all of the Company's contract revenues were derived from its 14 emission testing contracts. Contracts for the Company's existing emissions contracts expire between the years 1998 and 2006

  Research and Development

     Research and development costs are charged to operations as incurred. Research and development expenses for the periods ended September 30, 1997, 1996 and 1995 were approximately $97, $44 and $33 respectively and are included in general and administrative expenses.

  Income Taxes

     Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  Foreign Currency Translation

     The Company has determined that the functional currency of its international subsidiary is the local currency. In accordance with Statement of Financial Accounting Standard No. 52, "Foreign Currency Translation," the assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at period-end, and revenues and expenses are translated at average monthly exchange rates. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

  Earnings (Loss) Per Common Share

     Earnings (loss) per share is calculated using the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares are included in the per share calculation using the treasury method when the effect of their inclusion would be dilutive.

  Related Party Transactions

     The Company does not enter into any transaction with a related person unless such transaction is made in good faith and is on terms which are (i) fair and reasonable to the Company and (ii) on an arms length basis. Any transaction or series of transactions with a related person with an aggregate value in excess of a certain amount first must be approved by a special committee of the Board as fair and reasonable and on an arms length basis; and further, for any transaction or series of transactions with an aggregate value in excess of a certain amount, the Company obtains a favorable opinion as to fairness from a financial point of view from an independent financial advisor of national reputation.

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

  Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, other receivables and accrued liabilities are a reasonable estimate of their fair value due to their short term nature. The estimated values of the Company's long term debt are based on interest rates at September 30, for issues with similar remaining maturities.

     The estimated fair value amounts of the Company's financial instruments have been determined by the Company, using appropriate market information and valuation methodologies. Considerable judgment is required to develop the estimates of fair value, therefore the estimates provided here are not necessarily indicative of the amounts that could be realized in a current market exchange.

     The Company calculates the fair value of financial instruments and includes this additional information in the notes to financial statements when the fair value is different from the book value of those financial instruments. When the fair value is equal to the book value, no additional disclosure is made. The Company uses quoted market prices whenever available to calculate these fair values. When quoted market prices are not available, the Company uses standard pricing models for various types of financial instruments, which take into account the present value of estimated future cash flows. The effect of using different market assumptions and/or estimation methodologies may be material to the estimated fair value amounts.

  Risks and Uncertainties

     The market for the Company's services is substantially dependent on state and federal legislation and regulations mandating air pollution controls and vehicle emissions testing. The availability of new emissions testing contracts depends largely on the manner by which governmental authorities choose to implement emissions testing programs to comply with governmental negotiations. Specifically, governmental authorities may, with certain limitations, implement decentralized or state-run programs, as opposed to centralized contractor-operated programs. In order to build or retain its market share the Company must continue to successfully compete for new government contracts.

  Concentrations of Credit Risk

     As of September 30, 1997, the Company's cash and cash equivalents and short-term investments, which consist principally of demand deposits, commercial paper and certificates of deposit, were on deposit with a number of commercial banks and an investment house.

     At September 30, 1996, receivables included $80,000 due from the Commonwealth of Pennsylvania, (See Note 6.) The Company maintains allowances for potential credit losses and such losses have been within management's expectations. Financial instruments that potentially subject the Company to concentrations of credit risk principally comprise cash and cash equivalents, available-for-sale securities, accounts receivable (including amounts due from governments on settlement of contract issues) and long-term debt.

  Reclassifications

     Certain amounts in the consolidated financial statements have been reclassified to conform with the current year's presentation. The reclassification had no impact on previously reported net loss or stockholders' equity.

  Recent Accounting Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings per Share" (SFAS No. 128), which establishes standards for computing and presenting earnings per share
(EPS) more comparable to international EPD standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 will be effective for the Company's 1998 fiscal year.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. This Statement is effective for the Company's 1999 fiscal year.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Statement establishes standards for how public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. This Statement is effective for the Company's 1998 fiscal year. The Company does not believe it currently has any separately reportable segments.

3. PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consisted of the following at September 30, 1997 and 1996:

                                                                   1997         1996
                                                                 --------     --------
        Property, plant and equipment:
          Land.................................................  $ 31,798     $ 30,805
          Buildings and site improvements......................   110,953       96,945
          Machinery and equipment..............................    98,496       90,300
          Leasehold improvements...............................     3,457        3,792
                                                                 --------     --------
                                                                  244,704      221,842
        Construction in progress...............................     3,285       10,787
                                                                 --------     --------
                                                                  247,989      232,629
        Less accumulated depreciation..........................   (59,647)     (40,229)
                                                                 --------     --------
                                                                 $188,342     $192,400
                                                                 ========     ========

     At September 30, 1997, construction in progress includes $505 for land and $2,780 for buildings and site improvements.

4. ASSETS HELD UNDER CAPITAL LEASES:

     Assets held under capital leases consisted of the following at September 30, 1997 and 1996:

                                                                    1997        1996
                                                                   -------     -------
        Land.....................................................  $ 5,455     $ 5,667
        Buildings and site improvements..........................   41,599      41,545
                                                                   -------     -------
                                                                    47,054      47,212
        Less accumulated amortization............................   (2,490)     (1,104)
                                                                   -------     -------
                                                                   $44,564     $46,108
                                                                   =======     =======

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

5. ASSETS HELD FOR SALE:

     Assets held for sale primarily represent property, plant and equipment at 46 testing sites formerly operated under the Pennsylvania program. These properties are currently being marketed for sale.

     At September 30, 1997, the Company believes it has sufficient reserves for potential losses on the sale of properties held for sale. At September 30, 1996 and 1995, the estimated loss on sale of properties of $109,402 and $892, respectively, had been recognized in the accompanying financial statements. The estimated loss is based on management's estimates of the amounts expected to be realized on the sale of these assets, net of disposal costs. The amounts the Company will ultimately realize may differ materially from the amounts assumed in arriving at the estimated loss. The 1996 loss relates to the write down of the Pennsylvania assets. This amount has been included in the calculation of the Gain on Pennsylvania Settlement (see Note 6).

     Assets held for sale consisted of the following at September 30, 1997 and 1996:

                                                                    1997        1996
                                                                   -------     -------
        Land, buildings and site improvements....................  $21,548     $30,773
        Machinery and equipment..................................      378       2,074
                                                                   -------     -------
                                                                    21,926      32,847
        Less accumulated depreciation............................     (444)       (601)
                                                                   -------     -------
                                                                   $21,482     $32,246
                                                                   =======     =======

6. GAIN ON PENNSYLVANIA SETTLEMENT:

     Legislation adopted by the Commonwealth of Pennsylvania General Assembly directed the Pennsylvania Department of Transportation ("PennDOT") to delay implementation of the Pennsylvania emissions testing program until March 31, 1995. On February 28, 1995, the Governor announced an indefinite suspension of the implementation of any program until the Commonwealth receives clarification regarding the elements of a testing program that the federal EPA would find acceptable.

     On December 15, 1995, the Company entered into a General Release and Settlement Agreement ("Agreement") with the Commonwealth of Pennsylvania that resolves the issues related to the Company's contract with PennDOT. Under the terms of the Agreement, the Company was paid $25,000 on December 29, 1995 and $40,000 on July 31, 1996 and was to be paid $40,000 on each of July 1997, and 1998 plus interest at 6% from December 15, 1995. On December 11, 1996, the Company sold its right to receive the two remaining installment payments totaling $80,000 in principal amount under the Agreement. The Company retained the right to receive accrued interest of approximately $1,749, which was paid in August 1997.

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

     In addition, the Company will sell the assets and retain the proceeds and the Commonwealth will pay the Company (in July 1998) 50% of the amount by which the net proceeds from the sale of the assets (as defined by the Agreement as amended December 1996) are less than $55,000 up to a maximum of $11,000 plus interest at 6% from December 15, 1995. Should the net proceeds from the sale of the assets exceed $55,000, the Company will pay the Commonwealth 75% of the amount by which the net proceeds exceed $55,000. If the net proceeds received by the Company from the sale of assets is less than $55,000, Pennsylvania is obligated to pay the Company fifty percent of the differences up to $11,000 no later than July 31, 1998.

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Company is of the opinion that sufficient reserves have been recognized and that, upon final disposition of properties, no additional loss will be recognized.

     During fiscal 1997, management adjusted its estimated loss expected to be realized for claims resulting as a consequence of the Pennsylvania contract cancellation that have been settled, resolved or are unlikely to present future liability. The adjustment resulted in a $3,950 gain on the Pennsylvania settlement in fiscal 1997.

     The gain on the Pennsylvania settlement in fiscal 1996 was calculated as follows:

            Proceeds (excluding contingent payment).................    $145,000
            Property, plant and equipment write down................    (109,402)
            Other assets write down.................................      (7,732)
            Additional reserves.....................................     (12,559)
                                                                         -------
                                                                        $ 15,307
                                                                         =======

7. INTANGIBLE ASSETS:

     Intangible assets consisted of the following at September 30, 1997 and 1996:

                                                                    1997        1996
                                                                   -------     -------
        Government contracts...................................    $21,921     $21,921
        Covenants not-to-compete...............................         --       3,988
        Computer software......................................         --       2,521
        Goodwill...............................................      4,435       2,415
        License agreement......................................      1,903       1,903
        Copyrights.............................................      1,000       1,000
        Patents................................................      1,962          --
                                                                   -------     -------
                                                                    31,221      33,748
        Less accumulated amortization..........................    (14,742)    (18,821)
                                                                   -------     -------
                                                                   $16,479     $14,927
                                                                   =======     =======

8. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

     Accrued expenses and other current liabilities consisted of the following at September 30, 1997 and 1996:

                                                                    1997        1996
                                                                   -------     -------
        Accrued employee-related expenses......................    $ 6,237     $ 5,693
        Accrued real and personal property taxes...............      2,217       2,238
        Pennsylvania settlement reserves.......................      4,098      10,123
        Accrued interest.......................................      1,170       1,689
        Corporate relocation reserve...........................        742       1,500
        Professional services..................................      2,874         577
        Other..................................................      6,237       6,949
                                                                   -------     -------
                                                                   $23,575     $28,769
                                                                   =======     =======

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

9. SENIOR SUBORDINATED DEBT:

     Senior subordinated debt consisted of the following at September 30, 1997 and 1996:

                                                                   1997         1996
                                                                 --------     --------
        Senior Subordinated Notes, due April 1, 2003;
          interest at 9 5/8%, payable semi-annually..........    $125,000     $125,000
                                                                 ========     ========

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

     As of September 30, 1997 and 1996, the fair value of the Notes, which is determined based on quoted market price, was $117,500 and $101,875, respectively.

10. SENIOR DEBT:

     Senior debt consisted of the following at September 30, 1997 and 1996:

                                                                   1997         1996
                                                                 --------     --------
        Senior Notes, due March 15, 2001; interest at 9 1/8%
          (net of discount of $469 and $808 respectively)....    $149,531     $199,192
                                                                 ========     ========

     The Senior Notes are not redeemable by the Company prior to March 15, 1998. Thereafter, the Senior Notes will be redeemable at any time at the option of the Company, in whole or in part, at redemption prices beginning at 103.083% of the principal amount for the period beginning March 15, 1998 and declining ratably to 100% of the principal amount on or after March 15, 2000 plus accrued or unpaid interest to the date of redemption.

     The Senior Notes are senior unsecured obligations of the Company, senior in right of payment to the 9 5/8% Senior Subordinated Notes of the Company. The Senior Notes carry various covenants, including a limitation on payment of dividends, incurrence of additional indebtedness and issuance of disqualified stock (as defined).

     In August 1997, the Company received permission from the Senior debt holders to redeem up to $50,000 of the Senior Notes. In September 1997, $50,000 aggregate principal amount of Senior Notes were purchased by the Company. The Company recognized a non-recurring charge, reflected as an extraordinary loss from the write-off of amortization of deferred issuance costs, original issue discounts and tender offer fees of $1.3 million in connection with this repurchase.

     As of September 30, 1997 and 1996, the fair value of the Senior Notes, which is determined based on quoted market price, was $148,000 and $184,000 respectively.

11. OTHER LONG TERM DEBT

     On December 29, 1995, the Company's wholly owned subsidiary, Envirotest Wisconsin, Inc., issued $17,000 principal amount of notes (the "Notes"). The Notes bear interest at the rate of 7.53% per annum with monthly payments, including interest, beginning at approximately $230 and increasing to approximately

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

$340 with maturity on November 30, 2002. The Notes are collateralized by all assets used in the Wisconsin program. At September 30, 1997, the unpaid principal balance is $14,610.

     In January 1996, the Company acquired Systems Control, Inc., a Washington corporation (SC-WA), the operator of the centralized emissions testing program in the State of Washington. At the time of the acquisition, SC-WA had debt outstanding under a credit agreement. As of September 30, 1997, the outstanding balance is $9,859 and bears interest at various rates with an effective rate of 8.64% at September 30, 1997 and is collateralized by all real property of the vehicle emissions program in the State of Washington. This agreement requires monthly payments of approximately $240 with a balloon payment at maturity on December 31, 1999 of $4,500. This credit agreement requires a cash collateral of $600 as of September 30, 1997 and through maturity and requires certain covenants related to tangible net worth, capital ratio, cash flow ratio and distributions of SC-WA be maintained. Subsequent to September 30, 1997, the Company restructured this loan as a revolving facility and paid off the outstanding principal balance.

     In June 1996, the Company issued $14,345 principal amount of notes for the Indiana program. The notes bear interest at the rate of 7.82% per annum with quarterly payments, including interest of approximately $540, and mature in 2006. Principal payments began June 1997. The notes are collateralized by all assets used in the Indiana program. At September 30, 1997, the unpaid principal is $13,800.

     The other long-term debt matures as follows:

            1998.....................................................    $ 5,094
            1999.....................................................      5,769
            2000.....................................................      9,527
            2001.....................................................      4,495
            2002.....................................................      5,230
            Thereafter...............................................      8,154
                                                                         -------
            Total principal payments.................................     38,269
            Less current portion.....................................     (5,094)
                                                                         -------
                                                                         $33,175
                                                                         =======

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

     In 1993, pursuant to an agreement for consulting services, a director and principal stockholder of the Company was granted options to purchase 50,000 shares of Class A Common Stock at an exercise price of $9.75 per share and 50,000 shares at an exercise price of $14.00 per share. Options to purchase 25,000 shares of each of the foregoing options (an aggregate of 50,000) vested upon grant, with the remaining options vesting in September 1994. The unexercised options expire August 31, 1998. In 1997 the Company granted

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

new options in exchange for the surrender and cancellation of certain of its existing Options with this director; such new Options to have a purchase price equal to $6.125 with the other terms of such new Options to be identical to the terms of the surrendered and cancelled Options, including the vesting schedule.

     In the first quarter of 1997, the Company granted non-qualified options to purchase shares of the Class A Common Stock to certain Non-Executive Directors of the Company at an exercise price equal to the fair market value of the Company's Class A Common Stock on the date of grant. The options vest ratably over three years and terminate after ten years.

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the 1993 Plan. Had compensation cost for the 1993 Plan been determined based on the fair value at the grant date for options granted in fiscal 1997 and 1996 consistent with the provisions of SFAS 123, the Company's net loss and net loss per share for fiscal 1997 and 1996 would have been increased to the pro forma amounts indicated below:

                                                                   1997         1996
                                                                 --------     --------
        Net loss -- as reported................................  $ (8,625)    $(25,064)
        Net loss -- pro forma..................................  $(10,911)    $(25,422)
        Loss per share -- as reported..........................  $  (0.52)    $  (1.51)
        Loss per share -- pro forma............................  $  (0.66)    $  (1.54)

     The fair value of each option that was granted after October 1, 1995 is estimated on the date of the grant using the Black-Scholes multiple option pricing model with the following weighted average assumptions:

            Risk free interest...................................    5.0%-5.938%
            Expected life........................................     4.56 years
            Expected volatility..................................         0.8208
            Expected dividend....................................             --

     The weighted average expected life was calculated based on the vesting period and the exercise behavior of the employees.

     The following table summarizes the stock options outstanding at September 30, 1997:

                              OPTIONS OUTSTANDING

                                                       WEIGHTED
                                      NUMBER            AVERAGE                            NUMBER
                                    OUTSTANDING        REMAINING       WEIGHTED          EXERCISABLE
                                AS OF SEPTEMBER 30,   CONTRACTUAL      AVERAGE       AS OF SEPTEMBER 30,
           EXERCISE PRICES             1997              LIFE       EXERCISE PRICE          1997
        ----------------------  -------------------   -----------   --------------   -------------------
          $0.2700.............           493              3.22          $ 0.27               493
          $0.4800.............           383              4.53          $ 0.48               383
          $2.0000.............           200              9.53          $ 2.00                --
          $2.7500.............           200              8.32          $ 2.75               133
          $2.8000.............           200              8.32          $ 2.80                --
          $3.3750.............         1,263              9.07          $ 3.38                --
          $4.0625.............           100              9.94          $ 4.06                --
          $6.1250.............           792              7.97          $ 6.13               461

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table summarizes the status of, and changes in, options granted during the years ended September 30, 1997, 1996 and 1995:

                                                                              WEIGHTED AVERAGE
                                                     SHARES UNDER OPTION   OPTION PRICE PER SHARE
                                                     -------------------   ----------------------
      Outstanding at October 1, 1994...............         2,722                       --
      Granted......................................           457                    $6.13
      Exercised....................................          (186)                   $0.27
      Canceled and expired.........................          (787)                  $14.88
      Reissued.....................................           454                    $6.13
                                                         --------
      Outstanding at September 30, 1995............         2,660                    $5.39
      Granted......................................           400                    $2.78
      Exercised....................................          (462)                   $0.34
      Canceled.....................................          (185)                  $11.10
                                                         --------
      Outstanding at September 30, 1996............         2,413                    $5.35
      Granted......................................         1,262                    $3.95
      Reissued and repurchased.....................           590                    $4.65
      Exercised....................................           (16)                   $0.27
      Canceled and expired.........................          (618)                  $13.25
                                                         --------
      Outstanding at September 30, 1997............         3,631                    $3.38
                                                         ========

                                                           OPTIONS               AVAILABLE
                                                         EXERCISABLE             FOR GRANT
                                                     -------------------   ----------------------
      September 30, 1995...........................           1,664                  1,097
      September 30, 1996...........................           1,506                    816
      September 30, 1997...........................           1,470                     33

13. STOCKHOLDERS' EQUITY:

     Envirotest Systems Corp. was incorporated on August 20, 1990 for the purpose of purchasing Hamilton Test Systems, Inc. ("HTS"), a wholly owned subsidiary of United Technologies Corporation (the "Prior Parent"). At the time of the HTS acquisition, a subsidiary of the Prior Parent had an equity interest in Envirotest of approximately 23.6% of the outstanding stock. Generally Accepted Accounting Principles require that a portion of the equity participation in Envirotest by the Prior Parent be valued using the carry-over basis of its equity interest in HTS. Accordingly, a portion of HTS' assets were recorded at the book value of the Prior Parent. The effect of the predecessor carry-over basis of $5,578 is reflected as a component of stockholders' equity.

     In September, 1997, the Company purchased 4,388 shares of its Class A Common Stock, par value $0.01 per share (the "Common Stock"), at a price of $4.50 per share pursuant to its "Dutch" auction tender offer. All such shares were purchased by the Company for approximately $29,003, including associated repurchase costs. The repurchased shares are accounted for at cost, including associated repurchase costs, and recorded as treasury stock in the accompanying balance sheet at September 30, 1997. Cost directly related to the repurchase of shares were $9,257 and are included as part of the cost of the shares acquired.

     Payment of cash dividends is restricted by the terms of the Indenture covering the Senior Subordinated Notes (under a formula based on the consolidated net income of the Company plus proceeds of equity offerings) and subject to the maintenance of a certain consolidated fixed charge coverage ratio.

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

14. INCOME TAXES:

     Income (loss) before income taxes and income tax expense (benefit) for the years ended September 30, 1997, 1996 and 1995 are shown below:

                                                           1997         1996         1995
                                                         --------     --------     --------
    Income (loss) before income taxes:
      Domestic operations..............................  $(10,519)    $(18,938)    $(16,105)
      Foreign operations...............................     1,894         (488)         601
                                                         --------     --------     --------
              Total....................................  $ (8,625)     (19,426)     (15,504)
                                                         --------     --------     --------
    Income tax:
    Domestic operations:
      Current..........................................        --          162          350
      Deferred.........................................        --        5,161       (1,159)
                                                         --------     --------     --------
              Total domestic...........................                  5,323         (809)
                                                         --------     --------     --------
    Foreign operations:
      Current..........................................        --
      Deferred.........................................        --          315          166
                                                         --------     --------     --------
              Total foreign............................                    315          166
                                                         --------     --------     --------
              Total....................................  $      0     $  5,638     $   (643)
                                                         ========     ========     ========

     The Company's tax benefit differs from the benefit calculated using the statutory federal income tax rate for the following reasons:

                                                            1997         1996        1995
                                                           -------     --------     -------
    Tax benefit at statutory federal income tax rate.....  $(2,933)    $ (6,605)    $(5,271)
    Increase (decrease) resulting from:
      Goodwill amortization..............................       66           66          66
      Nondeductible expenses.............................       64          179         172
      Adjustments of the valuation allowance.............    3,553       13,044       5,400
      State income taxes, net of federal tax benefit.....     (603)        (837)     (1,162)
      Foreign taxes, net of federal tax benefit..........      227          (52)        152
      Other..............................................     (374)        (157)         --
                                                           -------     --------     -------
    Total income tax expense (benefit)...................  $     0     $  5,638     $  (643)
                                                           =======     ========     =======

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

     The components of deferred tax balances as of September 30, 1997 and 1996 are as follows:

                                                                       1997         1996
                                                                     --------     --------
    Deferred taxes:
      Accrued vacation pay.........................................  $    537     $    551
      Charitable contributions.....................................       377          372
      Other liabilities............................................     4,559        3,007
      Pennsylvania settlement reserves.............................     1,628        2,972
      Net operating loss carryforwards.............................    30,123       20,268
      Difference between financial reporting and tax bases of fixed
         and intangible assets.....................................   (11,583)      (7,718)
    Valuation allowance............................................   (25,641)     (19,452)
                                                                     --------     --------
    Net deferred taxes.............................................  $      0     $      0
                                                                     ========     ========

     The net change in the valuation allowance for the deferred tax assets of the Company is as follows:

                                                                        1997        1996
                                                                       -------     -------
    Beginning balance................................................  $19,452     $ 6,612
    Adjustment of valuation allowance due to a reassessment of the realizability of deferred tax assets (1997 includes $3,553 adjustment to the Income Statement and $2,636 adjustment to
      equity)........................................................    6,189      12,840
                                                                       -------     -------
    Ending balance...................................................  $25,641     $19,452
                                                                       =======     =======

     At September 30, 1997, the Company had federal net operating loss carryforwards for federal tax purposes of approximately $70,313. The amounts expire between 2006 and 2012. The state loss carryforwards vary in amount and expiration date depending on the jurisdiction.

15. DEFINED CONTRIBUTION PLAN AND SUPPLEMENTAL RETIREMENT PLAN:

     The Company has adopted a defined contribution 401(k) plan (the "Plan") covering substantially all its employees. Eligible employees may contribute up to 16% of base compensation to the Plan. The Company has an optional matching program where the Company can match 50% of the employee's first 6% of contribution. Company-matched contributions vest in full after three years of an employee's credited service to the Company. The Company also has an option to make additional profit-sharing contributions equal to 2% of the base salary of each Plan participant. Defined contribution expense for the Company was approximately $457, $696 and $586 for the years ended September 30, 1997, 1996 and 1995 respectively.

     The Company has supplemental employee retirement plans covering six of its key employees or former employees. The plan benefits for each employee range from $13 to $100 per year commencing at age 65 for a period of ten years payable in equal monthly installments. The plans also provide death and disability benefits in the event of the death or total disability of an employee while employed by the Company. The Company's policy is to fund the plan through certain life insurance policies or through the general unrestricted assets of the Company. Supplemental retirement expense for the Company was approximately $105 , $119, and $511, for the years ended September 30, 1997, 1996 and 1995, respectively.

16. RELATED PARTY TRANSACTIONS:

     In 1993, the Company entered into a three-year agreement for consulting services with a director and principal stockholder of the Company. The agreement provides for a base consulting fee of $240 plus expenses annually for the first year and $120 annually thereafter, as well as the grant of options. For the years ended

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

September 30, 1997, 1996 and 1995, the Company expensed $0, $120 and $122 respectively under this agreement.

     The Company retained a director of the Company to render consulting services. The agreement originally provided for a base consulting fee of $10 per month plus expenses which decreased to $5 per month plus expenses in August 1997. For the year ended September 30, 1997, the Company expensed $101 under this agreement. This agreement is in effect through 1998.

     As the Company has previously disclosed in its periodic reports filed with the Securities and Exchange Commission under the Securities and Exchange Act of 1934, the facilities and assets used by the Company in the Cuyahoga County, Ohio I/M testing program (the "Ohio Assets") and the Tennessee I/M testing program (the "Tennessee Assets") were leased to the Company pursuant to separate Sale and Leaseback Agreements with Kane Partners, L.P. ("Kane Partners"). Richard Gelfond, a director of the Company, is Vice President of the General Partners of Kane Partners and holds a 25% limited partnership interest in Kane Partners. Chester C. Davenport, Chairman of the Company, holds a 25% limited partnership interest in Kane Partners. In November 1992, Kane Partners acquired the underlying leasehold property and the related rights and obligations from the original lessors of the Ohio and Tennessee Assets.

     The statute and regulations governing Ohio's new I/M240 test program require that the land and buildings be owned by a third party having no affiliation with the operator of the program. The Ohio program is divided into four separate zones, three of which were subject to competitive bid and, when awarded, complied with this requirement. The fourth zone, Cuyahoga County, was subject to an existing contract held by Envirotest at the time contracts for the other zones were awarded by the State (two of which were awarded to the Company). As a condition to entering into a new 10 year contract with Envirotest to conduct I/M240 vehicle inspections in Cuyahoga County, Ohio (and not submitting this zone to a competitive bid), the State of Ohio required Envirotest to comply with its new I/M legislation and caused Kane Partners to divest its ownership interest in the Ohio Assets. Accordingly, the third party developer utilized approximately $10,000 of the net proceeds of the Authority offering described in Note 17 to acquire ownership of the Ohio Assets that will be used in the new Cuyahoga County, Ohio program to be operated by the Company. As a result, the land and buildings used by the Company under its three Ohio I/M240 program contracts will be owned by the developer and leased to the Company.

     In connection with the negotiations related to the Ohio Assets, the Company agreed to purchase from Kane Partners the Tennessee Assets for $1,800 and one Ohio test site that will not be used in the new test program for $300, for an aggregate purchase price of $2,100. Although Tennessee Assets and Ohio Assets have been subject to separate sale and leaseback agreements, the assets have served as functional security for a financing provided to the Company in 1990 and were held by Kane Partners since 1992 for the same purpose. Kane Partners utilized a portion of the aggregate proceeds received by it from the sale of the Ohio Assets and Tennessee Assets to retire certain debt obligations held by Chemical Venture Partners and Apollo Advisors, L.P., affiliates of which are directors of the Company and beneficially own approximately 14% and 17%, respectively, of the Company's outstanding Class A Common Stock. These debt obligations were incurred by Kane Partners in connection with its initial acquisition of the Ohio Assets and Tennessee Assets.

     In connection with the evaluation and approval of the acquisition of the Ohio Assets and the Tennessee Assets, and as required by the Senior Notes debt covenants, a committee of disinterested directors of the Company retained an independent financial advisor which rendered an opinion stating that (i) the purchase price paid for the Ohio Assets and Tennessee Assets (collectively, the "Purchase Price") was fair to the public shareholders of the Company from a financial point of view, and (ii) the Purchase Price was fair and reasonable to the Company from a financial point of view and was on financial terms at least as favorable as

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

financial terms that could be obtained by the Company in a comparable transaction made on an arm's length basis with persons who are not related persons.

     As discussed in Note 17, the Company leased land and facilities in Ohio and Nashville, Tennessee from Kane Partners during 1995. Total lease expenses under these leases was approximately $1,567 for the year ended September 30, 1995.

17. CAPITAL LEASE AND LONG-TERM DEBT OBLIGATION:

     On June 30, 1995, the Ohio Air Quality Development Authority (Authority) issued $64,380 of bonds with an 8.1% interest rate to finance the costs of the acquisition, construction, renovation and equipping of the Company's emissions testing network in Ohio. The bonds are subject to mandatory sinking fund redemption and are due December 31, 2005. The land and buildings are owned by a developer (the "Developer") and leased to the Company pursuant to a capital lease. The equipment is owned by the Company. The Developer and the Company separately have entered into loan agreements with the Authority under which the payments will provide for timely payment of principal and interest on the bonds. The Developer and the Company have entered into a master lease agreement pursuant to which the developer will lease the land and buildings to the Company. The proceeds are held in trust pending use of the funds and the unexpended proceeds are reflected on the Company's balance sheet as restricted cash.

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

     The future minimum annual payments under the master lease and Company loan agreement for fiscal years ending September 30, are as follows:

        1998............................................................    $  9,617
        1999............................................................       9,619
        2000............................................................       9,623
        2001............................................................       9,639
        2002............................................................       9,623
        Thereafter......................................................      32,084
                                                                            --------
        Total minimum payments..........................................      80,205
        Amount representing interest....................................     (22,020)
                                                                            --------
        Present value of minimum payments...............................      58,185
        Less current portion............................................      (5,090)
                                                                            --------
                                                                            $ 53,095
                                                                            ========

18. OPERATING LEASES:

     The Company is obligated under noncancelable operating leases for the building sites in Vancouver, British Columbia. The Vancouver lease runs for seven years ending August 31, 1999, with monthly payments averaging approximately $300. The Company has the option to renew this lease for an additional seven-year period.

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

     As of September 30, 1997, approximate future minimum lease commitments under noncancelable operating leases are as follows:

                1998.................................................    $ 5,340
                1999.................................................      4,783
                2000.................................................      1,020
                2001.................................................        722
                2002.................................................        330
                Thereafter...........................................        137
                                                                         -------
                                                                         $12,332
                                                                         =======

     Rental expense for the years ended September 30, 1997, 1996 and 1995 was approximately $6,043, $4,112 and $6,406 respectively, net of sublease income of approximately $429 and $289 and $40 for 1997, 1996 and 1995 respectively.

19. EXTRAORDINARY LOSS:

     During fiscal 1997, the Company recognized a non-recurring charge reflected as an extraordinary loss from the write-off of amortization of deferred issuance costs, original issue discounts and tender offer fees of $1,324, in connection with the repurchase of $50,000 aggregate principal amount of its 9 1/8% Senior Notes due 2001, completed September 17, 1997.

20. COMMITMENTS AND CONTINGENCIES:

     The Company has several performance bonds on its long-term contracts. These bonds are required by the contracts and vendor agreements in the event the Company cannot perform and complete the contracts and agreements. In addition, a bank holds a letter of credit in the amount of $2,400 guaranteed by the Company in connection with its performance obligations in respect to the Washington State contract. In the opinion of management, the Company will be able to fulfill the requirements of the long-term contracts and leases. In June 1997, the Company signed an agreement with the State of Illinois to upgrade the State's existing centralized auto emissions testing program to an enhanced program. The agreement also extends the program term to 2006. Capital expenditures required to implement the new program are expected to total approximately $75,000. Enhanced testing will commence in early 1999.

     On August 29, 1997, the Company purchased from Hughes Aircraft Company ("Hughes") the assets comprising Hughes' remote emissions sensing product line and related technologies for $3,700. In addition, the Company agreed to pay a 3% royalty on future net revenues related to remote sensing sales and services over the next five years up to a cap of $10.0 million. The royalty payments are contingent on future revenues from remote sensing sales and services. No royalty payments have been made as of September 30, 1997. The Company also assumed Hughes' contract with the State of Arizona to provide remote sensing services. The acquisition has been accounted for as a purchase. The impact on the 1997 financial statements is not material.

     State of Connecticut v. Envirotest Systems Corp. Under the new contract entered into with the Company in April 1994, the State unilaterally decided to continue the old testing procedure and phase in the enhanced testing required by the new contract. Additionally, the Company was unable to build two test facilities, one due to the State's inability to provide the land the contract required and the other due to the inability to obtain zoning. As a result, the Company and the State of Connecticut were in dispute concerning various financial issues related to the performance by each of their respective obligations under the Contract. The State contended that performance of the existing test, as distinct from the I/M240 procedure specified in the contract, resulted in substantial savings to Envirotest. Envirotest complained to the State about additional costs incurred by Envirotest when the State unilaterally changed the test requirements under the Contract. In

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

February 1996, the State issued a decision with respect to the dispute pursuant to the Contract. The State's decision awarded a minimum of $2,400 to the State which continue to accrue. The Company received the facsimile of the State's letter on February 9, 1996 and it received the certified copy of the letter on February 12, 1996. The Company, pursuant to the Contract, filed a demand for arbitration on March 11, 1996. The Company's demand for arbitration sought a declaration that the Company owed no money to the State and to further hold that the State owed Envirotest $46,000. On May 1, 1996, the State filed a lawsuit in State Superior Court in Hartford enjoining the arbitration. The issue at dispute in the lawsuit is whether the thirty-day period within which to file for arbitration commences upon receipt of the decision by facsimile as the State contends, or upon receipt of a certified letter as the Company contends. The Court has scheduled a trial to hear this issue for April 8, 1998. The Company believes that it has valid defenses against the claims made by the State.

     Ganzcorp Investments, Inc. v. Envirotest Systems Corp. On September 26, 1995 Ganzcorp Investments, Inc. d/b/a/ Mustang Dynamometer filed suit against Envirotest Systems Corp. in U.S. District Court for the Northern District of Ohio. The suit alleged breach of contract and asked for damages in excess of $10.0 million. The suit was voluntarily dismissed by the parties on December 22, 1995 so that the parties could focus on settlement negotiations. On October 8, 1997, the case was re-filed by Ganzcorp when settlement negotiations broke down between the parties. In 1993, the parties signed an agreement for the supply of chassis dynamometers by Ganzcorp to the Company for its emission testing programs in Ohio, Connecticut, and Pennsylvania. When the Company's testing program with the State of Pennsylvania was canceled, the Company canceled its contract with Ganzcorp per a "termination for convenience" clause. Under such clause Ganzcorp would be allowed to make a claim for certain costs incurred but such a claim would be substantially below its stated claim of more than $10,000. Additionally, the Company has counterclaims against Ganzcorp for breach of contract and warranty obligations which it believes to be in excess of $7,900. The Company believes that it has valid defenses against the claims made by Ganzcorp.

     R.W. Granger & Sons, Inc. v. Envirotest Systems Corp. Granger alleges a breach of contract by the Company arising out of the retrofitting of 19 testing stations and the construction of seven new testing stations in Connecticut. The project began in 1994 and was completed in 1995. In September 1996, when Envirotest and Granger could not reach agreement on the amounts due and owing, Granger submitted a Demand for Arbitration with the regional office of the American Arbitration Association located in East Hartford, Connecticut. Granger's claim for compensation has fluctuated in amount since 1995. Granger's most recent demand is approximately $2,000. Granger has now filed a motion to amend its demand for arbitration to include a claim under the Connecticut Unfair Trade Practices Act. Liability under that Act would expose Envirotest Systems Corp. to both punitive damages and attorney's fees. The Company believes that it has valid defenses against the claims made by Granger.

     In addition to the above, the Company is a party to various other legal proceedings and claims in the ordinary course of business. Although the claims cannot be estimated, in the opinion of management the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations.

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

21. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

     The following is a summary of the Company's quarterly results of operations for the years ended September 30, 1997 and 1996:

                                                               1997 QUARTERS ENDED
                                                    ------------------------------------------
                                                    DEC. 31     MAR. 31     JUN. 30   SEPT. 30
                                                    -------   -----------   -------   --------
    Contract revenue..............................  $31,179     $33,715     $36,909   $38,861
    Gross profit..................................   6,575        7,890      13,290    14,050
    Income from operations........................   1,608        2,237      12,032     8,400
    Extraordinary loss............................      --           --          --     1,324
    Net income (loss).............................  $(6,175)    $(5,727)    $ 4,133   $  (856)
    Earnings (loss) before extraordinary item per
      common and common equivalent share..........  $(0.37)     $ (0.34)    $  0.24   $  0.03
    Net income (loss) per common and common
      equivalent share............................  $(0.37)     $ (0.34)    $  0.24   $ (0.05)

                                                               1996 QUARTERS ENDED
                                                    ------------------------------------------
                                                    DEC. 31     MAR. 31     JUN. 30   SEPT. 30
                                                    -------   -----------   -------   --------
    Contract revenue..............................  $28,184     $30,024     $32,556   $33,708
    Gross profit..................................   6,292        1,812       7,416     6,803
    Income from operations........................  16,411       (7,183)      1,372       (29)
    Net income (loss).............................   5,588      (16,415)     (6,337)   (7,900)
    Earnings (loss) per common and common
      equivalent share............................  $ 0.32      $ (0.99)    $ (0.38)  $ (0.46)

22. FOREIGN OPERATIONS:

     The Company's contract revenues from its foreign subsidiary, located in Vancouver, British Columbia, Canada, were approximately $14,062, $10,147 and $12,285 for the years ended September 30, 1997, 1996 and 1995, respectively, and were earned from a single customer. Identifiable assets of the foreign subsidiary totaled approximately $4,786, $6,913 and $5,686 at September 30, 1997, 1996 and 1995, respectively. The foreign subsidiary had a gross profit before selling, general and administrative expenses of approximately $3,173, $572 and $1,875 for the years ended September 30, 1997, 1996 and 1995, respectively.

23. SUMMARIZED SEPARATE FINANCIAL INFORMATION:

     The Company's consolidated wholly owned subsidiaries, Envirotest Technologies, Inc. ("ETI"), Envirotest Illinois, Inc. (EII), Systems Control, Inc. a Washington Corporation ("SC-WA"), Remote Sensing Technology, Inc. ("RSTi") and Envirotest Partners ("Partners"), are guarantors jointly, severally and unconditionally, of the Senior Notes and Notes. As required by Rule 3-10(a) of Regulation S-X, this footnote sets forth the summarized financial information of the guarantor subsidiaries as of September 30, 1997 and 1996 and for the years ended September 30, 1997, 1996 and 1995.

     In accordance with Staff Accounting Bulletin No. 73, the summarized financial information reflects the push down of the Company's debt, related interest expense and allocable debt issue costs associated with the Company's acquisition of ETI. In addition, as required by Staff Accounting Bulletin No. 55, the summarized financial information reflects all the expenses that the Company incurred on the guarantors' behalf. Except for interest expense, certain general and administrative expenses and income taxes, expenses are separately identifiable and therefore, charged directly to the guarantors. Interest expense is allocated based on the amount of debt related to the acquisition of ETI; common general and administrative expenses are allocated based on management's assessment of the actual costs associated with the guarantors' operations; and income tax expense is provided in the guarantors' financial data on a separate return basis. Management believes that the methods used to allocate expenses to the guarantors are reasonable.

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

              COMBINED CONSOLIDATING SUMMARIZED BALANCE SHEET DATA
                              AS OF SEPTEMBER 30,

                                                                                NON-
                        1997                            PARENT    GUARANTOR   GUARANTOR   ELIMINATIONS    TOTAL
-----------------------------------------------------  --------   ---------   ---------   ------------   --------
ASSETS
Cash and available-for-sale securities...............  $ 51,601   $   4,801    $ 3,238     $        0    $ 59,640
Receivables..........................................    21,512      70,039       (562)       (79,200)     11,789
Other current assets.................................       795       4,933        183              0       5,911
                                                       --------    --------    -------       --------    --------
Total current assets.................................    73,908      79,773      2,859        (79,200)     77,340
Property, plant, equipment, net......................   177,079      56,157     21,265           (114)    254,387
Intangible assets....................................    13,835      13,385        508              0      27,728
Other assets.........................................    43,875       1,942      1,124        (26,663)     20,278
                                                       --------    --------    -------       --------    --------
Total Assets.........................................  $308,697   $ 151,257    $25,756     $ (105,977)   $379,733
                                                       ========    ========    =======       ========    ========
LIABILITIES & STOCKHOLDERS (DEFICIT)
Total current liabilities............................  $102,522   $   9,731    $ 4,920     $  (79,379)   $ 37,794
Total long-term debt.................................   262,672      85,354     12,775              0     360,801
Other long-term liabilities..........................     5,469      15,032      1,493        (16,480)      5,514
                                                       --------    --------    -------       --------    --------
Total liabilities....................................   370,663     110,117     19,188        (95,859)    404,109
Total stockholders' equity (deficit).................   (61,966)     41,140      6,568        (10,118)    (24,376)
                                                       --------    --------    -------       --------    --------
Total liability and stockholders' equity (deficit)...  $308,697   $ 151,257    $25,756     $ (105,977)   $379,733
                                                       ========    ========    =======       ========    ========

                                                                                NON-
                        1996                            PARENT    GUARANTOR   GUARANTOR   ELIMINATIONS    TOTAL
-----------------------------------------------------  --------   ---------   ---------   ------------   --------
ASSETS
Cash and available-for-sale securities...............  $ 55,145   $     269    $ 5,681      $      0     $ 61,095
Receivables..........................................   106,318      52,663        776       (68,788)      90,969
Other current assets.................................     4,181       1,852        399             0        6,432
                                                       --------    --------    -------      --------     --------
Total current assets.................................   165,644      54,784      6,856       (68,788)     158,496
Property, plant, equipment, net......................   179,968      52,272     38,628          (114)     270,754
Intangible assets....................................    18,085       9,502      1,688             0       29,275
Other assets.........................................    41,888       2,146        931       (22,706)      22,259
                                                       --------    --------    -------      --------     --------
Total Assets.........................................  $405,585   $ 118,704    $48,103      $(91,608)    $480,784
                                                       ========    ========    =======      ========     ========
LIABILITIES & STOCKHOLDERS (DEFICIT)
Total current liabilities............................  $ 93,111   $   8,191    $ 9,307      $(68,721)    $ 41,888
Total long-term debt.................................   318,544      77,603     24,329             0      420,476
Other long-term liabilities..........................     5,422       6,856      5,813       (12,825)       5,266
                                                       --------    --------    -------      --------     --------
Total liabilities....................................   417,077      92,650     39,449       (81,546)     467,630
Total stockholders' equity (deficit).................   (11,492)     26,054      8,654       (10,062)      13,154
                                                       --------    --------    -------      --------     --------
Total liability and stockholders' equity (deficit)...  $405,585   $ 118,704    $48,103      $(91,608)    $480,784
                                                       ========    ========    =======      ========     ========

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

        COMBINED CONSOLIDATING SUMMARIZED STATEMENTS OF OPERATIONS DATA
                        FOR THE YEARS ENDED SEPTEMBER 30

                                                                      NON-
                   1997                       PARENT    GUARANTOR   GUARANTOR   ELIMINATIONS     TOTAL
-------------------------------------------  --------   ---------   ---------   ------------   ---------
Contract revenue...........................  $ 67,374    $50,257     $23,033      $     --     $ 140,664
Gross profit...............................     8,736     28,502       4,567            --        41,805
Income (loss) from operations..............    (2,779)    23,348       3,708            --        24,277
Extraordinary loss.........................    (1,324)        --          --            --        (1,324)
Net Income (Loss)..........................  $(21,374)   $10,825     $ 1,967      $    (43)    $  (8,625)
                                             ========    =======     =======      ========     =========

                                                                      NON-
                   1996                       PARENT    GUARANTOR   GUARANTOR   ELIMINATIONS     TOTAL
-------------------------------------------  --------   ---------   ---------   ------------   ---------
Contract revenue...........................  $ 61,087    $39,743     $24,024      $   (382)    $ 124,472
Gross profit...............................      (563)    20,530       2,576          (220)       22,323
Income (loss) from operations..............    (5,807)    14,674       1,924          (220)       10,571
Net Income (Loss)..........................  $(28,535)   $ 4,114     $  (344)     $   (299)    $ (25,064)
                                             ========    =======     =======      ========     =========

                                                                      NON-
                   1995                       PARENT    GUARANTOR   GUARANTOR   ELIMINATIONS     TOTAL
-------------------------------------------  --------   ---------   ---------   ------------   ---------
Contract revenue...........................  $ 47,425    $45,047     $12,285      $     --     $ 104,757
Gross profit...............................     5,406     24,379       1,875            --        31,660
Income (loss) from operations..............   (15,857)    16,612       1,085            --         1,840
Net Income (Loss)..........................  $(20,343)   $ 5,291     $   475      $   (284)    $ (14,861)
                                             ========    =======     =======      ========     =========

           COMBINED CONSOLIDATING SUMMARIZED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30
                             (AMOUNTS IN THOUSANDS)

                                                                      NON-
                   1997                       PARENT    GUARANTOR   GUARANTOR   ELIMINATIONS     TOTAL
-------------------------------------------  --------   ---------   ---------   ------------   ---------
Cash flows from operations.................  $ 10,381    $  (133)    $ 1,981      $     (1)    $  12,228
                                             --------    -------     -------      --------     ---------
Cash flows from investing activities:
  Net purchases of investments.............   (32,972)        --          --            --       (32,972)
  Purchases of property, plant and
     equipment.............................   (10,605)    (3,993)        (70)           --       (14,668)
  Proceeds from Pennsylvania settlement....    79,405         --          --            --        79,405
  Other investing activities...............        57      7,330         176            --         7,563
                                             --------    -------     -------      --------     ---------
Net cash provided by (used in) investing
  activities...............................    35,885      3,337         106            --        39,328
                                             --------    -------     -------      --------     ---------
Cash flows from financing activities:
  Senior debt repurchase...................   (50,000)        --          --            --       (50,000)
  Stock repurchase and transaction costs...   (29,040)        --          --            --       (29,040)
  Other financing activities...............    (3,735)    (1,794)     (1,400)            1        (6,928)
                                             --------    -------     -------      --------     ---------
Net cash provided by (used in) financing
  activities...............................   (82,775)    (1,794)     (1,400)            1       (85,968)
                                             --------    -------     -------      --------     ---------
Effect of exchange rate on cash and cash
  equivalents..............................        --         --          (7)           --            (7)
                                             --------    -------     -------      --------     ---------
Net increase (decrease) in cash and cash
  equivalents..............................   (36,509)     1,410         680            --       (34,419)
Cash and cash equivalents, beginning of
  year.....................................    49,454      2,791         859            --        53,104
                                             --------    -------     -------      --------     ---------
Cash and cash equivalents, end of year.....  $ 12,945    $ 4,201     $ 1,539      $     --     $  18,685
                                             ========    =======     =======      ========     =========

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

           COMBINED CONSOLIDATING SUMMARIZED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED SEPTEMBER 30

                                                                      NON-
                   1996                       PARENT    GUARANTOR   GUARANTOR   ELIMINATIONS     TOTAL
-------------------------------------------  --------   ---------   ---------   ------------   ---------
Cash flows from operations.................  $(24,812)   $ 3,429     $ 5,373      $  3,584     $ (12,426)
                                             --------   --------     -------      --------      --------
Cash flows from investing activities:
  Net purchases of investments.............    (6,644)        --          --            --        (6,644)
  Purchases of property, plant and
     equipment.............................   (18,007)     9,585     (37,741)       (3,561)      (49,724)
  Proceeds from Pennsylvania settlement....    65,000         --          --            --        65,000
  Other investing activities...............    (6,601)     2,665      (1,681)        9,254         3,637
                                             --------   --------     -------      --------      --------
Net cash provided by (used in) investing
  activities...............................    33,748     12,250     (39,422)        5,693        12,269
                                             --------   --------     -------      --------      --------
Cash flows from financing activities:
  Proceeds from capital lease & long-term
     debt..................................    14,345     13,120      17,000       (13,120)       31,345
  Other financing activities...............    10,419         --       5,922       (11,511)        4,830
                                             --------   --------     -------      --------      --------
Net cash provided by (used in) financing
  activities...............................    24,764     13,120      22,922       (24,631)       36,175
                                             --------   --------     -------      --------      --------
Effect of exchange rate on cash and cash
  equivalents..............................                               73           (66)            7
                                             --------   --------     -------      --------      --------
Net increase (decrease) in cash and cash
  equivalents..............................    33,700     28,799     (11,054)      (15,420)       36,025
Cash and cash equivalents, beginning of
  year.....................................    15,754        238       1,087            --        17,079
                                             --------   --------     -------      --------      --------
Cash and cash equivalents, end of year.....  $ 49,454    $29,037     $(9,967)     $(15,420)    $  53,104
                                             ========   ========     =======      ========      ========

                                                                      NON-
                   1995                       PARENT    GUARANTOR   GUARANTOR   ELIMINATIONS     TOTAL
-------------------------------------------  --------   ---------   ---------   ------------   ---------
Cash flows from operations.................  $(87,238)   $85,456     $   443      $ (4,182)    $  (5,521)
                                             --------   --------     -------      --------      --------
Cash flows from investing activities:
  Net purchases of investments.............    23,199         --          --            --        23,199
  Purchases of property, plant and
     equipment.............................   (37,070)   (85,737)       (207)        4,119      (118,895)
  Other investing activities...............    (1,189)     2,349          --       (88,708)      (87,548)
                                             --------   --------     -------      --------      --------
Net cash provided by (used in) investing
  activities...............................   (15,060)   (83,388)       (207)      (84,589)     (183,244)
                                             --------   --------     -------      --------      --------
Cash flows from financing activities:
  Senior debt repurchase...................        --         --          --            --            --
  Proceeds from capital lease & long-term
     debt..................................    64,380         --          --            --        64,380
  Other financing activities...............   (38,947)        --          --            --       (38,947)
                                             --------   --------     -------      --------      --------
Net cash provided by (used in) financing
  activities...............................    25,433         --          --            --        25,433
                                             --------   --------     -------      --------      --------
Effect of exchange rate on cash and cash
  equivalents..............................                             (145)          341           196
                                             --------   --------     -------      --------      --------
Net increase (decrease) in cash and cash
  equivalents..............................   (76,865)     2,068          91       (88,430)     (163,136)
Cash and cash equivalents, beginning of
  year.....................................   178,222        997         996            --       180,215
                                             --------   --------     -------      --------      --------
Cash and cash equivalents, end of year.....  $101,357    $ 3,065     $ 1,087      $(88,430)    $  17,079
                                             ========   ========     =======      ========      ========

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding directors is incorporated by reference to the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement"). Information regarding executive officers of the Company, included herein under the caption "Executive Officers of the Company" in Part I, Item 1 herein, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference to the Company's 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the Company's 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the Company's 1998 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A)1 FINANCIAL STATEMENTS

  ENVIROTEST SYSTEMS CORP.

     Consolidated Balance Sheets at September 30, 1997 and 1996.

     Consolidated Statements of Operations for the years ended September 30, 1997, 1996 and 1995.

     Consolidated Statements of Stockholders' Equity for the years ended September 30, 1997, 1996 and 1995.

     Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1996 and 1995.

     Notes to Consolidated Financial Statements.

     Report of Independent Accountants.

     (A)2 FINANCIAL STATEMENTS SCHEDULES

     Schedule II -- Valuation and Qualifying Accounts

     Schedules other than that listed above are omitted because they are not required or are not applicable, or because the information is furnished elsewhere in the financial statements or the notes thereto.

     (A)3 EXHIBITS

     3.1     Restated Certificate of Incorporation of Envirotest Systems Corp.(f)
     3.2     First Amended and Restated Bylaws of Envirotest Systems Corp.(j)
     3.4     Restated Certificate of Incorporation of Envirotest Technologies, Inc.(j)
     3.5     Restated Bylaws of Envirotest Technologies, Inc.(g)
     3.6     Second Amended and Restated Bylaws of Envirotest Systems Corp.
     4.1     Indenture, dated as of April 1, 1993, by and among Envirotest Systems Corp., as issuer, Envirotest Technologies, Inc., as guarantor, and First Trust National
             Association, as trustee, governing the 9 5/8% Senior Subordinated Notes due 2003 of Envirotest Systems Corp.(f)
     4.2     Indenture, dated as of March 15, 1994, by and among Envirotest Systems Corp., as issuer, Envirotest Technologies, Inc., as guarantor, and First Trust National
             Association, as trustee, governing the 9 1/8% Senior Notes due 2001 of
             Envirotest Systems Corp.(h)
     4.3     First Supplemental Indenture, dated as of March 16, 1994, by and among
             Envirotest Systems Corp., as issuer, Envirotest Technologies, Inc., Remote
             Sensing Technologies, Inc. and Envirotest Partners, as guarantors, and First
             Trust National Association, as trustee, governing the 9 5/8% Senior Subordinated
             Notes due 2003 of Envirotest Systems Corp.(h)
     4.4     Second Supplemental Indenture, dated as of May 28, 1994, by and among Envirotest
             Systems Corp., as issuer, Envirotest Technologies, Inc., Remote Sensing
             Technologies, Inc. and Envirotest Partners, as guarantors, and First Trust
             National Association, as trustee, governing the 9 5/8% Senior Subordinated Notes due 2003 of Envirotest Systems Corp.(j)
     4.5     First Supplemental Indenture, dated as of March 15, 1994, by and among
             Envirotest Systems Corp., as issuer, Envirotest Technologies, Inc., Remote
             Sensing Technologies, Inc. and Envirotest Partners, as guarantors, and First
             Trust National Association, as trustee, governing the 9 1/8% Senior Notes due
             2001 of Envirotest Systems Corp.(j)

     4.6     Third Supplemental Indenture, dated as of January 30, 1996, by and among
             Envirotest Systems Corp., Envirotest Technologies, Inc., Remote Sensing
             Technologies, Inc., Envirotest Partners, Envirotest Acquisition Co., Systems
             Control, Inc., as guarantors, and First Trust National Association, as trustee, governing the 9 5/8% Senior Subordinated Notes due 2003 of Envirotest Systems
             Corp.(p)
     4.7     Second Supplemental Indenture dated as of January 30, 1996 by and among,
             Envirotest Systems Corp., Envirotest Technologies, Inc., Remote Sensing
             Technologies, Inc., Envirotest Partners, Envirotest Acquisition Co., Systems
             Control, Inc., as guarantors, and First Trust National Association, as trustee governing the 9 1/8% Senior Notes due, 2001 of Envirotest Systems Corp.(p)
     4.8     Trust Indenture between Indiana Finance Authority and Old National Trust
             Company, dated June 1, 1996.(p)
     4.9     Fourth Supplemental Indenture, dated as of March 25, 1997, by and among
             Envirotest Systems Corp., Envirotest Technologies, Inc., Remote Sensing
             Technologies, Inc., Envirotest Partners, Envirotest Acquisition Co., Systems
             Control, Inc., Envirotest Illionis, Inc. as guarantors, and First Trust National
             Association, as trustee, governing the 9 5/8% Senior Subordinated Notes due 2003 of Envirotest Systems Corp.
    4.10     Third Supplemental Indenture, dated as of March 25, 1997, by and among
             Envirotest Systems Corp., Envirotest Technologies, Inc., Remote Sensing
             Technologies, Inc., Envirotest Partners, Envirotest Acquisition Co., Systems
             Control, Inc., Envirotest, Illionis, Inc. as guarantors, and First Trust
             National Association, as trustee, governing the 9 1/8% Senior Subordinated Notes due 2003 of Envirotest Systems Corp.
    4.11     Fifth Supplemental Indenture, dated as of August 18, 1997, by and among
             Envirotest Systems Corp., Envirotest Technologies, Inc., Remote Sensing
             Technologies, Inc., Envirotest Partners, Envirotest Acquisition Co., Systems
             Control, Inc., Envirotest Illinois, Inc., as guarantors, and First Trust
             National Association, as trustee, governing the 9 5/8% Senior Subordinated Notes due 2003 of Envirotest Systems Corp.
    4.12     Fourth Supplemental Indenture, dated as of August 18, 1997, by and among
             Envirotest Systems Corp., Envirotest Technologies, Inc., Remote Sensing
             Technologies, Inc., Envirotest Partners, Envirotest Acquisition Co., Systems
             Control, Inc., Envirotest Illinois, Inc., as guarantors, and First Trust
             National Association, as trustee, governing the 9 1/8% Senior Subordinated Notes due 2003 of Envirotest Systems Corp.
    10.1     Amended and Restated Stockholders' Agreement, dated as of April 10, 1992, by and among Envirotest Systems Corp., Georgetown Partners Limited Partnership, Gnitrow
             Ltd., Equico Capital Corporation, Amoco Venture Capital Company, UNC Ventures
             II, L.P., UNC Ventures, Inc., MESBIC Ventures, Inc., Internationale Nederlanden
             (U.S.) Finance Corporation, Skopbank, Apollo Investment Fund, L.P., Chemical
             Equity Associates, and each of the individuals listed on the Schedule of
             Security holders attached thereto.(a)
    10.2     Amendment No. 1 to Amended and Restated Stockholders' Agreement, dated as of
             November 10, 1992, by and among Envirotest Systems Corp. and the Management
             Stockholders signatory thereto.(a)
    10.3     Stock Purchase Agreement, dated January 23, 1992, by and between Envirotest
             Systems Corp. and SD-Scicon plc.(a)
    10.4     Sale and Leaseback Agreement, dated as of December 14, 1990, by and between
             Hamilton Test Systems Ohio, Inc., as Lessor, and Hamilton Test Systems, Inc., as
             Lessee.(a)
    10.5     Amendment No. 1 to Sale and Leaseback Agreement, dated as of December 14, 1990, by and between Hamilton Test Systems Ohio, Inc., as Lessor, and Hamilton Test
             Systems, Inc., as Lessee.(a)
    10.6     Lease Supplement No. 1, dated December 21, 1990, by and between Hamilton Test
             Systems Ohio, Inc., as Lessor, and Hamilton Test Systems, Inc., as Lessee.(a)

    10.7     Lease Supplement No. 1, dated February 4, 1991, by and between Hamilton Test
             Systems Ohio, Inc., as Lessor, and Hamilton Test Systems, Inc., as Lessee.(a)
    10.8     Lease Supplement No. 2, dated March 28, 1991, by and between Hamilton Test
             Systems Ohio, Inc., as Lessor, and Hamilton Test Systems, Inc., as Lessee.(a)
    10.9     Amendment No. 2 to Sale and Leaseback Agreement, dated as of July 12, 1991, by and between Hamilton Test Systems Ohio, Inc., as Lessor, and Hamilton Test
             Systems, Inc., as Lessee.(a)
    10.10    Amendment No. 3 to Sale and Leaseback Agreement, dated as of April 10, 1992, by and between Hamilton Test Systems Ohio, Inc., as Lessor, and Hamilton Test
             Systems, Inc., as Lessee.(a)
    10.11    Amendment No. 4 to Sale and Leaseback Agreement, dated as of November 17, 1992, by and between Kane Partners, L.P., as Lessor, and Hamilton Test Systems, Inc.,
             as Lessee.(a)
    10.12    Sale and Leaseback Agreement, dated as of December 14, 1990, by and between
             Hamilton Test Systems Nashville, Inc., as Lessor, and Hamilton Test Systems,
             Inc., as Lessee.(a)
    10.13    Lease Supplement No. 1, dated February 4, 1991, by and between Hamilton Test
             Systems Nashville, Inc., as Lessor, and Hamilton Test Systems, Inc., as
             Lessee.(a)
    10.14    Lease Supplement No. 2, dated March 11, 1991, by and between Hamilton Test
             Systems Nashville, Inc., as Lessor, and Hamilton Test Systems, Inc., as
             Lessee.(a)
    10.15    Amendment No. 1 to Sale and Leaseback Agreement, dated as of July 12, 1991, by and between Hamilton Test Systems Nashville, Inc., as Lessor, and Hamilton Test
             Systems, Inc., as Lessee.(a)
    10.16    Lease Supplement No. 3, dated March 28, 1991, by and between Hamilton Test
             Systems Nashville, Inc., as Lessor, and Hamilton Test Systems, Inc., as
             Lessee.(a)
    10.17    Lease Termination, dated as of August, 1991, by and between Hamilton Test
             Systems Nashville, Inc., as Lessor, and Hamilton Test Systems, Inc., as
             Lessee.(a)
    10.18    Amendment No. 2 to Sale and Leaseback Agreement, dated as of April 10, 1992, by and between Hamilton Test Systems Nashville, Inc., as Lessor, and Hamilton Test
             Systems, Inc., as Lessee.(a)
    10.19    Supplementary Agreement dated as of July 12, 1991, by and between Hamilton Test
             Systems Nashville, Inc., as Lessor, and Hamilton Test Systems, Inc., as
             Lessee.(a)
    10.20    Ebco-Hamilton Partnership Agreement, dated for reference August 30, 1991, by and among Ebco Automotive Testing Holdings, Ltd., Hamilton Test Systems (BC) Ltd.,
             Ebco-Hamilton Test Systems Ltd., Ebco Industries Ltd. and Hamilton Test Systems,
             Inc.(a)
    10.21    Management Agreement, dated for reference August 30, 1991, by and between
             Hamilton Test Systems, Inc. and Ebco-Hamilton Partners.(a)
    10.22    Form of Lease entered into by Ebco-Hamilton Partners and Intrawest Development
             Corporation for real estate and improvements used for program facilities in the
             British Columbia I/M program.(a)
    10.23    Development and Exclusive License Agreement, dated May 15, 1991, by and among
             Colorado Seminary (d/b/a the University of Denver), Systems Control, Inc., Sun
             Electric Corporation, Donald H. Stedman, Ph.D and Gary A. Bishop, Ph.D.(a)
    10.28    Employment Agreement, dated as of July 1, 1992, by and between Hamilton Test
             Systems, Inc. and Ronald M. Lancaster.(a)
    10.30    Employment Agreement, dated as of January 1, 1993, by and between Envirotest
             Systems Corp. and Chester C. Davenport.(c)
    10.32    Supplemental Retirement Plan Agreement, dated as of September 1, 1991, by and between Hamilton Test Systems, Inc. and Sylvia C. Edmonds.(a)
    10.34    Envirotest Systems Corp. Stock Option Plan, dated as of January 21, 1993.(d)

    10.35    Motor Vehicle Emissions Inspection Maintenance Program Agreement, dated for reference April 15, 1991, by and between Her Majesty the Queen in Right of the
             Province of British Columbia and Ebco-Hamilton Test Systems Ltd., and Guaranteed
             by Hamilton Test Systems, Inc.(a)
    10.36    Request for Proposal for the Design, Construction and Operation of a Motor
             Vehicle Emissions, Inspection, and Maintenance Program for the Lower Mainland of
             British Columbia, dated September 28, 1990, as revised March 29, 1991.(a)
    10.37    Technical Proposal, consisting of Volume IV Design/Operational Proposal and
             Volume IV Appendices, submitted by Hamilton Test Systems, Inc. in cooperation with the Ebco Group, dated November 30, 1990.(a)
    10.38    Motor Vehicle Emissions Inspection and Maintenance Program Assignment and
             Assumption Agreement, dated for reference August 30, 1991, by and between Her
             Majesty the Queen in Right of the Province of British Columbia and Ebco-Hamilton
             Test Systems Ltd., as Assignor, and Ebco-Hamilton Test Systems Ltd., Ebco
             Automotive Testing Holdings Ltd. and Hamilton Test Systems (B.C.) Ltd., carrying on business as Ebco-Hamilton Partners, as Assignee.(a)
    10.39    Guarantee Agreement, dated for reference August 30, 1991, by and between
             Hamilton Test Systems, Inc., as Guarantor, and the Queen in Right of the
             Province of British Columbia.(a)
    10.40    Motor Vehicle Emissions Inspection and Maintenance Program Amendment No. 1,
             dated for reference May 15, 1991, by and between Her Majesty the Queen in Right of the Province of British Columbia and Ebco-Hamilton Test Systems Ltd., Ebco
             Automotive Testing Holdings Ltd. and Hamilton Test Systems (B.C.) Ltd., carrying on business as Ebco-Hamilton Partners.(a)
    10.41    Motor Vehicle Emissions Inspection and Maintenance Program Amendment No. 2,
             dated for reference May 31, 1991, by and between Her Majesty the Queen in Right of the Province of British Columbia and Ebco-Hamilton Test Systems Ltd., Ebco
             Automotive Testing Holdings Ltd. and Hamilton Test Systems (B.C.) Ltd., carrying on business as Ebco-Hamilton Partners.(a)
    10.42    Motor Vehicle Emissions Inspection and Maintenance Program Amendment No. 3,
             dated for reference December 13, 1991, by and between Her Majesty the Queen in
             Right of the Province of British Columbia and Ebco-Hamilton Test Systems Ltd.,
             Ebco Automotive Testing Holdings Ltd. and Hamilton Test Systems (B.C.) Ltd.,
             carrying on business as Ebco-Hamilton Partners.(a)
    10.43    Motor Vehicle Emissions Inspection and Maintenance Program Amendment No. 4,
             dated for reference April 1, 1992, by and between Her Majesty the Queen in Right of the Province of British Columbia and Ebco-Hamilton Test Systems Ltd., Ebco
             Automotive Testing Holdings Ltd. and Hamilton Test Systems (B.C.) Ltd., carrying on business as Ebco-Hamilton Partners.(a)
    10.44    Contract for the Establishment and Operation of Motor Vehicle Inspection Program
             Facilities for the State of Connecticut, dated as of December 31, 1987, by and between the State of Connecticut and Hamilton Test Systems, Inc.(a)
    10.45    Extension and Modification of Contract between the State of Connecticut and
             Hamilton Test Systems, Inc. for the Establishment and Operation of Motor Vehicle
             Inspection Program Facilities Dated December 31, 1987, dated as of May 20, 1992, by and between the State of Connecticut and Hamilton Test Systems, Inc.(a)
    10.46    Change Order to Contract between the State of Connecticut and Hamilton Test
             Systems, Inc. for the Establishment and Operation of Motor Vehicle Inspection
             Program Facilities Dated December 31, 1987, as Modified by an Extension and
             Modification Agreement Effective May 20, 1992, dated as of July 30, 1992, by and between the State of Connecticut and Hamilton Test Systems, Inc.(a)

    10.47    Contract for Motor Vehicle Inspection Program (for Zone 3 -- Palm Beach County),
             dated as of January 31, 1990, by and between the State of Florida, the
             Department of Highway Safety and Motor Vehicles, and Systems Control, Inc.
             (Contract No. MO169).(a)
    10.48    Request for Proposal No. 3646-89 for the Establishment and Operation of the
             Motor Vehicle Inspection Program issued by the State of Florida.(a)
    10.49    Proposal to the Florida Department of Highway Safety and Motor Vehicles in
             response to RFP 3646-89 submitted by Systems Control, Inc. for Zones 3 and 5.(a)
    10.50    Amendment No. 1 to the Motor Vehicle Inspection Program Contract No. MO169,
             dated February 1, 1990, by and between the State of Florida, the Department of
             Highway Safety and Motor Vehicles, and Systems Control, Inc. (a)
    10.51    Contract for Motor Vehicle Inspection Program (for Zone 5 -- Dade County), dated as of January 31, 1990, by and between the State of Florida, the Department of
             Highway Safety and Motor Vehicles, and Systems Control, Inc. (Contract No.
             MO171).(a)
    10.52    Amendment No. 1 to the Motor Vehicle Inspection Program Contract No. MO171,
             dated February 1, 1990, by and between the State of Florida, the Department of
             Highway Safety and Motor Vehicles, and Systems Control, Inc.(a)
    10.53    Professional Services Agreement, dated October 31, 1990, by and between the
             Illinois Environmental Protection Agency and Systems Control, Inc. (Agency
             Agreement No. VI-1024).(a)
    10.54    Illinois Environmental Protection Agency's Scope of Services for the Extension
             of the Vehicle Emission Test Program, dated October 31, 1990.(a)
    10.55    License Agreement, dated October 31, 1990, by and between the Illinois
             Environmental Protection Agency and Systems Control, Inc.(a)
    10.56    Technical Proposal for the Extension of the Illinois Vehicle Emission Test
             Program submitted by Systems Control, Inc.(a)
    10.57    Amendment No. 1 to Professional Services Agreement Number VI-1024, dated April
             8, 1991, by and between the Illinois Environmental Protection Agency and Systems
             Control, Inc.(a)
    10.58    Amendment No. 2 to Professional Services Agreement Number VI-1024, dated May 1,
             1991, by and between the Illinois Environmental Protection Agency and Systems
             Control, Inc.(a)
    10.59    Contract-VI-1, dated July 31, 1985, by and between the Illinois Environmental
             Protection Agency and Systems Control, Inc.(a)
    10.60    Request for Proposal for the Illinois Motor Vehicle Emissions Inspection
             Program, dated January 1985.(a)
    10.61    Contract No. DOT-MDE-92-001 for Establishment and Operation of a Vehicle
             Emissions Inspection Program, dated as of January 1, 1992, by and between the
             State of Maryland (the Department of Transportation, the Motor Vehicle
             Administration and the Department of the Environment) and Systems Control,
             Inc.(a)
    10.62    Invitation for Bids for Contract DOT-MDE-88-001, dated May 9, 1988.(a)
    10.63    Technical Offer submitted by Systems Control, Inc. to the State of Maryland, dated June 27, 1988.(a)
    10.64    Systems Control, Inc.'s letter to the State of Maryland, dated June 26, 1991.(a)
    10.65    General Conditions of the Contract for the Establishment and Operation of Motor
             Vehicle Inspection/Maintenance Program for the State of Minnesota, dated as of
             July 18, 1990, by and between the State of Minnesota, acting through the
             Pollution Control Agency, and Systems Control, Inc., doing business in Minnesota as Systems Control Vehicle Testing, Inc.(a)
    10.66    Request for Proposal for the Establishment and Operation of Motor Vehicle
             Inspection/Maintenance Program for the State of Minnesota Pollution Control
             Agency, dated November 20, 1989.(a)

    10.67    Proposal submitted by Systems Control, Inc. to the State of Minnesota Pollution
             Control Agency in response to the Request for Proposal.(a)
    10.68    Amendment No. 1 to the General Conditions of the Contract for the Establishment
             and Operation of Motor Vehicle Inspection/Maintenance Program for the State of
             Minnesota, dated as of June 17, 1991, by and between the State of Minnesota, acting through the Pollution Control Agency, and Systems Control, Inc., doing business in Minnesota as Systems Control Vehicle Testing, Inc.(a)
    10.69    Amendment No. 2 to the General Conditions of the Contract for the Establishment
             and Operation of Motor Vehicle Inspection/Maintenance Program for the State of
             Minnesota, dated as of May 15, 1992, by and between the State of Minnesota, acting through the Pollution Control Agency, and Systems Control, Inc., doing business in Minnesota as Systems Control Vehicle Testing, Inc.(a)
    10.70    Term Contract for Establishment and Performance of a Vehicular Tailpipe
             Emissions Inspection Program for Cuyahoga County, dated December 28, 1989, by and between the State of Ohio, the Ohio Environmental Protection Agency (through the Department of Administrative Services), and Hamilton Test System, Inc. (Term
             Contract No. 680138-GS).(a)
    10.71    Ohio Environmental Protection Agency Invitation to Bid for a Vehicular Emissions
             Inspection Program for Cuyahoga County (Bid No.: 680138-GS).(a)
    10.72    Letter dated July 5, 1990 from the Ohio Environmental Protection Agency to
             Hamilton Test Systems, Inc.(a)
    10.73    Contract for Operation of Vehicle Inspection and Maintenance Program, dated July
             1990, by and between the Metropolitan Government of Nashville and Davidson
             County and Hamilton Test Systems, Inc.(a)
    10.74    Terms and Specifications to Establish and Operate a Vehicle Inspection and
             Maintenance Program for Nashville and Davidson County.(a)
    10.75    Proposal submitted by Hamilton Test Systems, Inc. to the Metropolitan Government
             of Nashville and Davidson County.(a)
    10.76    Extension of the Contract for the Continued Operation of Motor Vehicle Emissions
             Inspection and Maintenance Program Facilities for the State of Wisconsin, dated as of August 1, 1988, by and between the State of Wisconsin, the Department of
             Transportation, and Hamilton Test Systems, Inc.(a)
    10.77    Supplemental Agreement No. 5, dated as of March 23, 1989, by and between the
             State of Wisconsin, the Department of Transportation, and Hamilton Test Systems,
             Inc.(a)
    10.78    Extension and Modification of the Contract for the Continued Operation of Motor
             Vehicle Emissions Inspection and Maintenance Program Facilities for the State of
             Wisconsin, dated as of September 1, 1992, by and between the State of Wisconsin, the Department of Transportation, and Hamilton Test Systems, Inc.(a)
    10.79    Contract, dated September 30, 1992, by and between Hamilton Test Systems, Inc.
             and the Environmental Protection Agency.(b)
    10.80    Amendment No. 1 to Employment Agreement, dated as of January 1, 1993, by and between Hamilton Test Systems, Inc. and Ronald M. Lancaster.(c)
    10.83    Stockholders' Agreement, dated as of March 30, 1993, by and among Chester C.
             Davenport, Sylvia C. Edmonds, Georgetown Partners Limited Partnership, Chemical
             Equity Associates, A California Limited Partnership, TSG Ventures Inc., and the
             New Class B Holders.(e)

    10.84    Amendment No. 2 to Amended and Restated Stockholders' Agreement, dated as of
             March 30, 1993, by and among Envirotest Systems Corp., Georgetown Partners
             Limited Partnership, Kane Partners, L.P., TSG Ventures Inc. (f/k/a/ Equico
             Capital Corporation), Amoco Venture Capital Company, UNC Ventures II, L.P., UNC
             Ventures, Inc., MESBIC Ventures, Inc., Internationale Nederlanden (U.S.) Finance
             Corporation, Skopbank, Apollo Investment Fund, L.P., Chemical Equity Associates,
             and each of the individuals listed on the Schedule of Securityholders attached thereto.(e)
    10.85    Amendment No. 4 to Sale and Leaseback Agreement, dated as of March 30, 1993, by and between Kane Partners, L.P., as Lessor, and Hamilton Test Systems, Inc., as
             Lessee (relating to Tennessee property).(e)
    10.86    Amendment No. 5 to Sale and Leaseback Agreement, dated as of March 30, 1993, by and between Kane Partners, L.P., as Lessor, and Hamilton Test Systems, Inc., as
             Lessee (relating to Ohio property). (e)
    10.87    Agreement for Consulting Services, dated as of September 1, 1993, by and between
             Envirotest Systems Corp. and Cheviot Capital Advisors Inc. (f)
    10.88    Contract for Centralized Emissions Inspection Facilities, dated November 11,
             1993, by and between the Commonwealth of Pennsylvania, Department of
             Transportation, and Envirotest/Synterra Partners.(f)
    10.89    Request for Proposal for Pennsylvania's Centralized Vehicle
             Inspection/Maintenance (I/M) Program, RFP Number 111142, dated June 21, 1993.(f)
    10.90    An Agreement between the Colorado Department of Health, the Colorado Department
             of Revenue and Envirotest Systems Corp., dated February 22, 1994.(g)
    10.91    Contract between the State of Connecticut and Envirotest Systems Corporation for
             the Establishment and Operation of the Motor Vehicle Inspection Program
             Facilities for the State of Connecticut dated April 15, 1994.(h)
    10.92    Contract Between the Department of Environment and Conservation State of
             Tennessee and Envirotest Systems Corporation Dated May 12, 1994.(i)
    10.93    State of Ohio Environmental Protection Agency, Contract for Services with
             Envirotest Systems Corp., dated October 1994, for Montgomery, Clark and Greene
             Counties.(k)
    10.94    State of Ohio Environmental Protection Agency, Contract for Services with
             Envirotest Systems Corp., dated October 1994, for Summit, Portage, Medina, Lake,
             Lorain and Geauga Counties.(k)
    10.95    Agreement between the Wisconsin Department of Transportation and Envirotest
             Systems Corp. for the establishment and Operation of Motor Vehicle Emissions
             Inspection Facilities for the State of Wisconsin, dated January, 1995.(k)
    10.96    Employment Agreement, dated as of February 1, 1995 between Envirotest Systems
             Corp. and Ralph E. Reins.(k)
    10.97    State of Ohio Environmental Protection Agency, Contract for Services with
             Envirotest Systems Corp., dated April 25, 1995, for Cuyahoga County.(l)
    10.98    Separation, Release and Waiver Agreement, dated as of May 24, 1995 by and between the Company and William J. Beckham, Jr.(m)
    10.99    Agreement with State of California, dated June 1995.(m)
    10.100   General Release and Settlement Agreement, dated December 15, 1995 between
             Envirotest, the Commonwealth of Pennsylvania and the Pennsylvania Department of
             Transportation.(n)
    10.101   Release of Claim and Dismissal of Litigation before the Commonwealth Court of the Commonwealth of Pennsylvania, dated December 18, 1995.(n)
    10.102   Contract between Bureau of Automotive Repairs for the State of California and
             Remote Sensing Technologies, Inc., dated July 13, 1995.(n)

    10.103   Employment Agreement between F. Robert Miller and Envirotest Systems Corp. dated
             January 26, 1996.(p)
    10.104   Amendment No. 3 to Contract L-90-5140 between the Metropolitan Government of
             Nashville and Davidson County and Envirotest Systems Corp. dated December 19,
             1995.(p)
    10.105   Amendment No. 6 dated December 21, 1995 to Professional Services Agreement
             Number VI-1024 between the State of Illinois Environmental Protection Agency and
             Envirotest Technologies, Inc.(p)
    10.106   Agreement between Indiana Department of Environmental Management and Envirotest
             Systems Corp. dated June 26, 1996.(q)
    10.107   Loan Agreement between Envirotest Systems Corp. and Indiana Development Finance
             Authority, dated June 1, 1996.(q)
    10.108   Employment Agreement between C. Michael Alston and Envirotest Systems Corp., effective January 1, 1996.(r)
    10.109   Employment Agreement between Raj Modi and Envirotest Systems Corp., effective
             January 1, 1996.(r)
    10.110   Employment Agreement between Lawrence Taylor and Envirotest Systems Corp., effective January 1, 1996.(r)
    10.111   Contract between State of Washington and Envirotest Systems Corp.(r)
    10.112   Purchase and Sale Agreement between ES Funding Corporation and Envirotest
             Partners, dated November 26, 1996.(r)
    10.113   Liquidity Loan Agreement among The Liquidity Lenders, Market Street Capital
             Corp., Envirotest Partners and PNC Bank, National Association, dated November
             26, 1996.(r)
    10.114   Receivables Purchase Agreement among Market Street Capital Corp., ES Funding
             Corporation and PNC Bank, National Association, dated November 26, 1996.(r)
    10.115   Employment Agreement between Richard Webb and Envirotest Systems Corp. as of
             April 14, 1997.(t)
    10.116   Agreement for Renewal of Contract for Motor Vehicle Inspection Program between
             Envirotest Technologies and the Florida Department of Highway Safety and Motor
             Vehicles dated February, 1997.(t)
    10.117   Connecticut Safety Inspection Extension Contract for the period September 24,
             1996 through June 30, 2002, between Envirotest Systems Corp. and the Connecticut
             Department of Motor Vehicles.(t)
    10.118   State of Illinois EPA Service Agreement Contract with Envirotest Illinois Inc.
             dated May 19, 1997.(u)
    11       Statement of computation per share earnings (loss)
    21.      Subsidiaries of Envirotest Systems Corp. and Envirotest Technologies, Inc.
    23.      Consent of Independent Accountants regarding incorporation by reference to
             Registration Statement on Form S-8.
    27.      Financial Data Schedule.

---------------

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

(k) Incorporated by reference to the similarly numbered Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1994.

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

(o) Incorporated by reference to the similarly numbered Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995.

(p) Incorporated by reference to the similarly numbered Exhibits to the Company's Quarterly report on Form 10-Q for the quarterly period ended March 31, 1996.

(q) Incorporated by reference to the similarly numbered Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(r) Incorporated by reference to the similarly numbered Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed on December 30, 1996.

(s) Incorporated by reference to the similarly numbered Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996.

(t) Incorporated by reference to the similarly numbered Exhibits to the Company's Quarterly report on Form 10-Q for the quarterly period ended March 31, 1997.

(u) Incorporated by reference to the similarly numbered Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.

     (B) REPORTS ON FORM 8-K

     The registrants filed the following reports on form 8-K during fiscal 1997.

     1. The Company filed a report on form 8-K on December 12, 1996, that included information under item 5 ("Other Events"). The report was filed for the purpose of announcing that the Company sold its right to receive the two remaining installment payments due to the Company under its Settlement Agreement with the commonwealth of Pennsylvania.

     2. The Company filed a report on form 8-K on July 1, 1997 date of report June 30, 1997, that included information under item 5 ("Other Events"). The report was filed for the purpose of announcing that the Company signed an agreement with the State of Illinois to upgrade the State's existing centralized auto emissions testing program to an enhanced program.

     3. The Company filed a report on form 8-K on September 5, 1997 date of report August 29, 1997, that included information under item 5 ("Other Events"). The report was filed for the purpose of announcing that the Company entered into an agreement dated August 15, 1997 with Hughes Aircraft Company to acquire the assets comprising Hughes' remote emissions sensor product line and related technologies.

     4. The Company filed a report on form 8-K on September 5, 1997 date of report September 4, 1997, that included information under item 5 ("Other Events"). The report was filed for the purpose of announcing the State of California had elected to terminate the Company's contract to provide remote sensing services as of March 31, 1997. The termination was related to the State's decision to reassess its future vehicle emissions testing program. Further, the Company disclosed that it expected to enter into an agreement with the State of California that would resolve the issues related to the termination of the Company's contract with the State. Such agreement was executed on August 19, 1997. On September 4, 1997, the State of California tendered a payment inclusive of outstanding receivables to the Company.

     5. The Company filed a report on form 8-K on October 31, 1997 date of report September 22, 1997, that included information under item 5 ("Other Events"). The report was filed for the purpose of announcing that $88,332,000 aggregate principal amount of its 9 1/8% Senior Notes due 2001 were validly tendered in its debt tender offer, completed September 17, 1997. Further, on September 26, 1997, the Company disclosed in Amendment No. 2 to its Schedule 13E-4, filed with the Securities Exchange Commission, that 4,388,091 shares of its Class A Common Stock, par value $.01 per share (the "Common Stock"), were validly tendered at a price of $4.50 per share in its Dutch auction tender offer completed September 17, 1997. All such shares were purchased by the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on the 29th day of December, 1997.

ENVIROTEST TECHNOLOGIES, INC.                    ENVIROTEST SYSTEMS CORP.

        By: /s/ CHESTER C. DAVENPORT                     By: /s/ CHESTER C. DAVENPORT
---------------------------------------------    ---------------------------------------------
            Chester C. Davenport                             Chester C. Davenport
     Chairman of the Board of Directors               Chairman of the Board of Directors

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrants and in the capacities and on the dates indicated:

                  SIGNATURE                               TITLE                     DATE
---------------------------------------------  ----------------------------  ------------------


          /s/ CHESTER C. DAVENPORT             Chairman of the Board of       December 29, 1997
---------------------------------------------  Directors
           (Chester C. Davenport)

            /s/ F. ROBERT MILLER               President, Chief Executive     December 29, 1997
---------------------------------------------  Officer, Director
             (F. Robert Miller)

             /s/ RICHARD P. WEBB               Executive Vice President,      December 29, 1997
---------------------------------------------  Chief Operating Officer
              (Richard P. Webb)

          /s/ MARTIN R. LEWIS, JR.             Vice President, General        December 29, 1997
---------------------------------------------  Counsel and Secretary
           (Martin R. Lewis, Jr.)

                /s/ RAJ MODI                   Vice President, Chief          December 29, 1997
---------------------------------------------  Financial Officer, Treasurer
                 (Raj Modi)                    and Assistant Secretary
                                               (Principal Financial and
                                               Accounting Officer)

                                               Vice Chairman of the Board     December 29, 1997
---------------------------------------------  of Directors
            (Richard L. Gelfond)

         /s/ CLEVELAND A. CHRISTOPHE           Director                       December 29, 1997
---------------------------------------------
          (Cleveland A. Christophe)

            /s/ EDWARD DUGGER III              Director                       December 29, 1997
---------------------------------------------
             (Edward Dugger III)

                                               Director                       December 29, 1997
---------------------------------------------
              (Craig M. Cogut)

                                               Director                       December 29, 1997
---------------------------------------------
           (Robert W. Kasten, Jr.)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Director and Stockholders
Envirotest Systems Corp.

     Our report on the consolidated financial statements of Envirotest Systems Corp. is included on page 30 of this Form 10-K. In connection with our audits of the financial statements, we have also audited the related financial statement schedule listed in the index of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.
San Jose California
December 5, 1997

                            ENVIROTEST SYSTEMS CORP.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                      BEGINNING     COSTS AND      OTHER                       BALANCE AT
           CLASSIFICATION             OF PERIOD      EXPENSE      ACCOUNTS     DEDUCTIONS     END OF PERIOD
------------------------------------  ---------     ---------     --------     ----------     -------------
SEPTEMBER 30, 1997
  Allowance for doubtful accounts...    $ 449         $ 850          --            --            $ 1,299
SEPTEMBER 30, 1996
  Allowance for doubtful accounts...    $ 375         $  74          --            --            $   449
SEPTEMBER 30, 1995
  Allowance for doubtful accounts...    $ 354         $  21          --            --            $   375

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
------     --------------------------------------------------------------------
  3.1      Restated Certificate of Incorporation of Envirotest Systems Corp.(f)
  3.2      First Amended and Restated Bylaws of Envirotest Systems Corp.(j)
  3.4      Restated Certificate of Incorporation of Envirotest Technologies,
           Inc.(j)
  3.5      Restated Bylaws of Envirotest Technologies, Inc.(g)
  3.6      Second Amended and Restated Bylaws of Envirotest Systems Corp.
  4.1      Indenture, dated as of April 1, 1993, by and among Envirotest
           Systems Corp., as issuer, Envirotest Technologies, Inc., as guarantor, and First Trust National Association, as trustee, governing the 9 5/8% Senior Subordinated Notes due 2003 of
           Envirotest Systems Corp.(f)
  4.2      Indenture, dated as of March 15, 1994, by and among Envirotest
           Systems Corp., as issuer, Envirotest Technologies, Inc., as guarantor and First Trust National Association, as trustee, governing the 9 1/8% Senior Notes due 2001 of Envirotest Systems
           Corp.(h)
  4.3      First Supplemental Indenture, dated as of March 16, 1994, by and among Envirotest Systems Corp., as issuer, Envirotest Technologies,
           Inc., Remote Sensing Technologies, Inc. and Envirotest Partners, as
           guarantors, and First Trust National Association, as trustee, governing the 9 5/8% Senior Subordinated Notes due 2003 of
           Envirotest Systems Corp.(h)
  4.4      Second Supplemental Indenture, dated as of May 28, 1994, by and among Envirotest Systems Corp., as issuer, Envirotest Technologies,
           Inc., Remote Sensing Technologies, Inc. and Envirotest Partners, as
           guarantors, and First Trust National Association, as trustee, governing the 9 5/8% Senior Subordinated Notes due 2003 of
           Envirotest Systems Corp.(j)
  4.5      First Supplemental Indenture, dated as of March 15, 1994, by and among Envirotest Systems Corp., as issuer, Envirotest Technologies,
           Inc., Remote Sensing Technologies, Inc. and Envirotest Partners, as
           guarantors, and First Trust National Association, as trustee, governing the 9 1/8% Senior Notes due 2001 of Envirotest Systems
           Corp.(j)
  4.6      Third Supplemental Indenture, dated as of January 30, 1996, by and among Envirotest Systems Corp., Envirotest Technologies, Inc.,
           Remote Sensing Technologies, Inc., Envirotest Partners, Envirotest
           Acquisition Co., Systems Control, Inc., as guarantors, and First
           Trust National Association, as trustee, governing the 9 5/8% Senior
           Subordinated Notes due 2003 of Envirotest Systems Corp.(p)
  4.7      Second Supplemental Indenture dated as of January 30, 1996 by and among, Envirotest Systems Corp., Envirotest Technologies, Inc.,
           Remote Sensing Technologies, Inc., Envirotest Partners, Envirotest
           Acquisition Co., Systems Control, Inc., as guarantors, and First
           Trust National Association, as trustee governing the 9 1/8% Senior
           Notes due, 2001 of Envirotest Systems Corp.(p)
  4.8      Trust Indenture between Indiana Finance Authority and Old National
           Trust Company, dated June 1, 1996.(p)
  4.9      Fourth Supplemental Indenture, dated as of March 25, 1997, by and among Envirotest Systems Corp., Envirotest Technologies, Inc.,
           Remote Sensing Technologies, Inc., Envirotest Partners, Envirotest
           Acquisition Co., Systems Control, Inc., Envirotest Illionis, Inc. as
           guarantors, and First Trust National Association, as trustee, governing the 9 5/8% Senior Subordinated Notes due 2003 of
           Envirotest Systems Corp.

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
------     --------------------------------------------------------------------
  4.10     Third Supplemental Indenture, dated as of March 25, 1997, by and among Envirotest Systems Corp., Envirotest Technologies, Inc.,
           Remote Sensing Technologies, Inc., Envirotest Partners, Envirotest
           Acquisition Co., Systems Control, Inc., Envirotest, Illionis, Inc.
           as guarantors, and First Trust National Association, as trustee, governing the 9 1/8% Senior Subordinated Notes due 2003 of
           Envirotest Systems Corp.
  4.11     Fifth Supplemental Indenture, dated as of August 18, 1997, by and among Envirotest Systems Corp., Envirotest Technologies, Inc.,
           Remote Sensing Technologies, Inc., Envirotest Partners, Envirotest
           Acquisition Co., Systems Control, Inc., Envirotest Illinois, Inc.,
           as guarantors, and First Trust National Association, as trustee, governing the 9 5/8% Senior Subordinated Notes due 2003 of
           Envirotest Systems Corp.
  4.12     Fourth Supplemental Indenture, dated as of August 18, 1997, by and among Envirotest Systems Corp., Envirotest Technologies, Inc.,
           Remote Sensing Technologies, Inc., Envirotest Partners, Envirotest
           Acquisition Co., Systems Control, Inc., Envirotest Illinois, Inc.,
           as guarantors, and First Trust National Association, as trustee, governing the 9 1/8% Senior Subordinated Notes due 2003 of
           Envirotest Systems Corp.
 10.1      Amended and Restated Stockholders' Agreement, dated as of April 10,
           1992, by and among Envirotest Systems Corp., Georgetown Partners
           Limited Partnership, Gnitrow Ltd., Equico Capital Corporation, Amoco
           Venture Capital Company, UNC Ventures II, L.P., UNC Ventures, Inc.,
           MESBIC Ventures, Inc., Internationale Nederlanden (U.S.) Finance
           Corporation, Skopbank, Apollo Investment Fund, L.P., Chemical Equity
           Associates, and each of the individuals listed on the Schedule of
           Security holders attached thereto.(a)
 10.2      Amendment No. 1 to Amended and Restated Stockholders' Agreement,
           dated as of November 10, 1992, by and among Envirotest Systems Corp.
           and the Management Stockholders signatory thereto.(a)
 10.3      Stock Purchase Agreement, dated January 23, 1992, by and between
           Envirotest Systems Corp. and SD-Scicon plc.(a)
 10.4      Sale and Leaseback Agreement, dated as of December 14, 1990, by and between Hamilton Test Systems Ohio, Inc., as Lessor, and Hamilton
           Test Systems, Inc., as Lessee.(a)
 10.5      Amendment No. 1 to Sale and Leaseback Agreement, dated as of
           December 14, 1990, by and between Hamilton Test Systems Ohio, Inc., as Lessor, and Hamilton Test Systems, Inc., as Lessee.(a)
 10.6      Lease Supplement No. 1, dated December 21, 1990, by and between
           Hamilton Test Systems Ohio, Inc., as Lessor, and Hamilton Test
           Systems, Inc., as Lessee.(a)
 10.7      Lease Supplement No. 1, dated February 4, 1991, by and between
           Hamilton Test Systems Ohio, Inc., as Lessor, and Hamilton Test
           Systems, Inc., as Lessee.(a)
 10.8      Lease Supplement No. 2, dated March 28, 1991, by and between
           Hamilton Test Systems Ohio, Inc., as Lessor, and Hamilton Test
           Systems, Inc., as Lessee.(a)
 10.9      Amendment No. 2 to Sale and Leaseback Agreement, dated as of July
           12, 1991, by and between Hamilton Test Systems Ohio, Inc., as
           Lessor, and Hamilton Test Systems, Inc., as Lessee.(a)

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
------     --------------------------------------------------------------------
 10.10     Amendment No. 3 to Sale and Leaseback Agreement, dated as of April
           10, 1992, by and between Hamilton Test Systems Ohio, Inc., as
           Lessor, and Hamilton Test Systems, Inc., as Lessee.(a)
 10.11     Amendment No. 4 to Sale and Leaseback Agreement, dated as of
           November 17, 1992, by and between Kane Partners, L.P., as Lessor, and Hamilton Test Systems, Inc., as Lessee.(a)
 10.12     Sale and Leaseback Agreement, dated as of December 14, 1990, by and between Hamilton Test Systems Nashville, Inc., as Lessor, and
           Hamilton Test Systems, Inc., as Lessee.(a)
 10.13     Lease Supplement No. 1, dated February 4, 1991, by and between
           Hamilton Test Systems Nashville, Inc., as Lessor, and Hamilton Test
           Systems, Inc., as Lessee.(a)
 10.14     Lease Supplement No. 2, dated March 11, 1991, by and between
           Hamilton Test Systems Nashville, Inc., as Lessor, and Hamilton Test
           Systems, Inc., as Lessee.(a)
 10.15     Amendment No. 1 to Sale and Leaseback Agreement, dated as of July
           12, 1991, by and between Hamilton Test Systems Nashville, Inc., as
           Lessor, and Hamilton Test Systems, Inc., as Lessee.(a)
 10.16     Lease Supplement No. 3, dated March 28, 1991, by and between
           Hamilton Test Systems Nashville, Inc., as Lessor, and Hamilton Test
           Systems, Inc., as Lessee.(a)
 10.17     Lease Termination, dated as of August, 1991, by and between Hamilton
           Test Systems Nashville, Inc., as Lessor, and Hamilton Test Systems,
           Inc., as Lessee.(a)
 10.18     Amendment No. 2 to Sale and Leaseback Agreement, dated as of April
           10, 1992, by and between Hamilton Test Systems Nashville, Inc., as
           Lessor, and Hamilton Test Systems, Inc., as Lessee.(a)
 10.19     Supplementary Agreement dated as of July 12, 1991, by and between
           Hamilton Test Systems Nashville, Inc., as Lessor, and Hamilton Test
           Systems, Inc., as Lessee.(a)
 10.20     Ebco-Hamilton Partnership Agreement, dated for reference August 30,
           1991, by and among Ebco Automotive Testing Holdings, Ltd., Hamilton
           Test Systems (BC) Ltd., Ebco-Hamilton Test Systems Ltd., Ebco
           Industries Ltd. and Hamilton Test Systems, Inc.(a)
 10.21     Management Agreement, dated for reference August 30, 1991, by and between Hamilton Test Systems, Inc. and Ebco-Hamilton Partners.(a)
 10.22     Form of Lease entered into by Ebco-Hamilton Partners and Intrawest
           Development Corporation for real estate and improvements used for program facilities in the British Columbia I/M program.(a)
 10.23     Development and Exclusive License Agreement, dated May 15, 1991, by and among Colorado Seminary (d/b/a the University of Denver),
           Systems Control, Inc., Sun Electric Corporation, Donald H. Stedman,
           Ph.D and Gary A. Bishop, Ph.D.(a)
 10.28     Employment Agreement, dated as of July 1, 1992, by and between
           Hamilton Test Systems, Inc. and Ronald M. Lancaster.(a)
 10.30     Employment Agreement, dated as of January 1, 1993, by and between
           Envirotest Systems Corp. and Chester C. Davenport.(c)

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
------     --------------------------------------------------------------------
 10.32     Supplemental Retirement Plan Agreement, dated as of September 1,
           1991, by and between Hamilton Test Systems, Inc. and Sylvia C.
           Edmonds.(a)
 10.34     Envirotest Systems Corp. Stock Option Plan, dated as of January 21,
           1993.(d)
 10.35     Motor Vehicle Emissions Inspection Maintenance Program Agreement,
           dated for reference April 15, 1991, by and between Her Majesty the
           Queen in Right of the Province of British Columbia and Ebco-Hamilton
           Test Systems Ltd., and Guaranteed by Hamilton Test Systems, Inc.(a)
 10.36     Request for Proposal for the Design, Construction and Operation of a
           Motor Vehicle Emissions, Inspection, and Maintenance Program for the
           Lower Mainland of British Columbia, dated September 28, 1990, as revised March 29, 1991.(a)
 10.37     Technical Proposal, consisting of Volume IV Design/Operational
           Proposal and Volume IV Appendices, submitted by Hamilton Test
           Systems, Inc. in cooperation with the Ebco Group, dated November 30,
           1990.(a)
 10.38     Motor Vehicle Emissions Inspection and Maintenance Program
           Assignment and Assumption Agreement, dated for reference August 30,
           1991, by and between Her Majesty the Queen in Right of the Province of British Columbia and Ebco-Hamilton Test Systems Ltd., as
           Assignor, and Ebco-Hamilton Test Systems Ltd., Ebco Automotive
           Testing Holdings Ltd. and Hamilton Test Systems (B.C.) Ltd.,
           carrying on business as Ebco-Hamilton Partners, as Assignee.(a)
 10.39     Guarantee Agreement, dated for reference August 30, 1991, by and between Hamilton Test Systems, Inc., as Guarantor, and the Queen in
           Right of the Province of British Columbia.(a)
 10.40     Motor Vehicle Emissions Inspection and Maintenance Program Amendment
           No. 1, dated for reference May 15, 1991, by and between Her Majesty the Queen in Right of the Province of British Columbia and
           Ebco-Hamilton Test Systems Ltd., Ebco Automotive Testing Holdings
           Ltd. and Hamilton Test Systems (B.C.) Ltd., carrying on business as
           Ebco-Hamilton Partners.(a)
 10.41     Motor Vehicle Emissions Inspection and Maintenance Program Amendment
           No. 2, dated for reference May 31, 1991, by and between Her Majesty the Queen in Right of the Province of British Columbia and
           Ebco-Hamilton Test Systems Ltd., Ebco Automotive Testing Holdings
           Ltd. and Hamilton Test Systems (B.C.) Ltd., carrying on business as
           Ebco-Hamilton Partners.(a)
 10.42     Motor Vehicle Emissions Inspection and Maintenance Program Amendment
           No. 3, dated for reference December 13, 1991, by and between Her
           Majesty the Queen in Right of the Province of British Columbia and
           Ebco-Hamilton Test Systems Ltd., Ebco Automotive Testing Holdings
           Ltd. and Hamilton Test Systems (B.C.) Ltd., carrying on business as
           Ebco-Hamilton Partners.(a)
 10.43     Motor Vehicle Emissions Inspection and Maintenance Program Amendment
           No. 4, dated for reference April 1, 1992, by and between Her Majesty the Queen in Right of the Province of British Columbia and
           Ebco-Hamilton Test Systems Ltd., Ebco Automotive Testing Holdings
           Ltd. and Hamilton Test Systems (B.C.) Ltd., carrying on business as
           Ebco-Hamilton Partners.(a)
 10.44     Contract for the Establishment and Operation of Motor Vehicle
           Inspection Program Facilities for the State of Connecticut, dated as of December 31, 1987, by and between the State of Connecticut and
           Hamilton Test Systems, Inc.(a)

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
------     --------------------------------------------------------------------
 10.45     Extension and Modification of Contract between the State of
           Connecticut and Hamilton Test Systems, Inc. for the Establishment
           and Operation of Motor Vehicle Inspection Program Facilities Dated
           December 31, 1987, dated as of May 20, 1992, by and between the
           State of Connecticut and Hamilton Test Systems, Inc.(a)
 10.46     Change Order to Contract between the State of Connecticut and
           Hamilton Test Systems, Inc. for the Establishment and Operation of
           Motor Vehicle Inspection Program Facilities Dated December 31, 1987,
           as Modified by an Extension and Modification Agreement Effective May
           20, 1992, dated as of July 30, 1992, by and between the State of
           Connecticut and Hamilton Test Systems, Inc.(a)
 10.47     Contract for Motor Vehicle Inspection Program (for Zone 3 -- Palm
           Beach County), dated as of January 31, 1990, by and between the
           State of Florida, the Department of Highway Safety and Motor
           Vehicles, and Systems Control, Inc. (Contract No. MO169).(a)
 10.48     Request for Proposal No. 3646-89 for the Establishment and Operation
           of the Motor Vehicle Inspection Program issued by the State of
           Florida.(a)
 10.49     Proposal to the Florida Department of Highway Safety and Motor
           Vehicles in response to RFP 3646-89 submitted by Systems Control,
           Inc. for Zones 3 and 5.(a)
 10.50     Amendment No. 1 to the Motor Vehicle Inspection Program Contract No.
           MO169, dated February 1, 1990, by and between the State of Florida, the Department of Highway Safety and Motor Vehicles, and Systems
           Control, Inc. (a)
 10.51     Contract for Motor Vehicle Inspection Program (for Zone 5 -- Dade
           County), dated as of January 31, 1990, by and between the State of
           Florida, the Department of Highway Safety and Motor Vehicles, and
           Systems Control, Inc. (Contract No. MO171).(a)
 10.52     Amendment No. 1 to the Motor Vehicle Inspection Program Contract No.
           MO171, dated February 1, 1990, by and between the State of Florida, the Department of Highway Safety and Motor Vehicles, and Systems
           Control, Inc.(a)
 10.53     Professional Services Agreement, dated October 31, 1990, by and between the Illinois Environmental Protection Agency and Systems
           Control, Inc. (Agency Agreement No. VI-1024).(a)
 10.54     Illinois Environmental Protection Agency's Scope of Services for the
           Extension of the Vehicle Emission Test Program, dated October 31,
           1990.(a)
 10.55     License Agreement, dated October 31, 1990, by and between the
           Illinois Environmental Protection Agency and Systems Control,
           Inc.(a)
 10.56     Technical Proposal for the Extension of the Illinois Vehicle
           Emission Test Program submitted by Systems Control, Inc.(a)
 10.57     Amendment No. 1 to Professional Services Agreement Number VI-1024,
           dated April 8, 1991, by and between the Illinois Environmental
           Protection Agency and Systems Control, Inc.(a)
 10.58     Amendment No. 2 to Professional Services Agreement Number VI-1024,
           dated May 1, 1991, by and between the Illinois Environmental
           Protection Agency and Systems Control, Inc.(a)
 10.59     Contract-VI-1, dated July 31, 1985, by and between the Illinois
           Environmental Protection Agency and Systems Control, Inc.(a)

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
------     --------------------------------------------------------------------
 10.60     Request for Proposal for the Illinois Motor Vehicle Emissions
           Inspection Program, dated January 1985.(a)
 10.61     Contract No. DOT-MDE-92-001 for Establishment and Operation of a
           Vehicle Emissions Inspection Program, dated as of January 1, 1992, by and between the State of Maryland (the Department of
           Transportation, the Motor Vehicle Administration and the Department
           of the Environment) and Systems Control, Inc.(a)
 10.62     Invitation for Bids for Contract DOT-MDE-88-001, dated May 9,
           1988.(a)
 10.63     Technical Offer submitted by Systems Control, Inc. to the State of
           Maryland, dated June 27, 1988.(a)
 10.64     Systems Control, Inc.'s letter to the State of Maryland, dated June
           26, 1991.(a)
 10.65     General Conditions of the Contract for the Establishment and
           Operation of Motor Vehicle Inspection/Maintenance Program for the
           State of Minnesota, dated as of July 18, 1990, by and between the
           State of Minnesota, acting through the Pollution Control Agency, and
           Systems Control, Inc., doing business in Minnesota as Systems
           Control Vehicle Testing, Inc.(a)
 10.66     Request for Proposal for the Establishment and Operation of Motor
           Vehicle Inspection/Maintenance Program for the State of Minnesota
           Pollution Control Agency, dated November 20, 1989.(a)
 10.67     Proposal submitted by Systems Control, Inc. to the State of
           Minnesota Pollution Control Agency in response to the Request for
           Proposal.(a)
 10.68     Amendment No. 1 to the General Conditions of the Contract for the
           Establishment and Operation of Motor Vehicle Inspection/Maintenance
           Program for the State of Minnesota, dated as of June 17, 1991, by and between the State of Minnesota, acting through the Pollution
           Control Agency, and Systems Control, Inc., doing business in
           Minnesota as Systems Control Vehicle Testing, Inc.(a)
 10.69     Amendment No. 2 to the General Conditions of the Contract for the
           Establishment and Operation of Motor Vehicle Inspection/Maintenance
           Program for the State of Minnesota, dated as of May 15, 1992, by and between the State of Minnesota, acting through the Pollution Control
           Agency, and Systems Control, Inc., doing business in Minnesota as
           Systems Control Vehicle Testing, Inc.(a)
 10.70     Term Contract for Establishment and Performance of a Vehicular
           Tailpipe Emissions Inspection Program for Cuyahoga County, dated
           December 28, 1989, by and between the State of Ohio, the Ohio
           Environmental Protection Agency (through the Department of
           Administrative Services), and Hamilton Test System, Inc. (Term
           Contract No. 680138-GS).(a)
 10.71     Ohio Environmental Protection Agency Invitation to Bid for a
           Vehicular Emissions Inspection Program for Cuyahoga County (Bid No.:
           680138-GS).(a)
 10.72     Letter dated July 5, 1990 from the Ohio Environmental Protection
           Agency to Hamilton Test Systems, Inc.(a)
 10.73     Contract for Operation of Vehicle Inspection and Maintenance
           Program, dated July 1990, by and between the Metropolitan Government of Nashville and Davidson County and Hamilton Test Systems, Inc.(a)
 10.74     Terms and Specifications to Establish and Operate a Vehicle
           Inspection and Maintenance Program for Nashville and Davidson
           County.(a)
 10.75     Proposal submitted by Hamilton Test Systems, Inc. to the
           Metropolitan Government of Nashville and Davidson County.(a)

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
------     --------------------------------------------------------------------
 10.76     Extension of the Contract for the Continued Operation of Motor
           Vehicle Emissions Inspection and Maintenance Program Facilities for
           the State of Wisconsin, dated as of August 1, 1988, by and between the State of Wisconsin, the Department of Transportation, and
           Hamilton Test Systems, Inc.(a)
 10.77     Supplemental Agreement No. 5, dated as of March 23, 1989, by and between the State of Wisconsin, the Department of Transportation,
           and Hamilton Test Systems, Inc.(a)
 10.78     Extension and Modification of the Contract for the Continued
           Operation of Motor Vehicle Emissions Inspection and Maintenance
           Program Facilities for the State of Wisconsin, dated as of September
           1, 1992, by and between the State of Wisconsin, the Department of
           Transportation, and Hamilton Test Systems, Inc.(a)
 10.79     Contract, dated September 30, 1992, by and between Hamilton Test
           Systems, Inc. and the Environmental Protection Agency.(b)
 10.80     Amendment No. 1 to Employment Agreement, dated as of January 1,
           1993, by and between Hamilton Test Systems, Inc. and Ronald M.
           Lancaster.(c)
 10.83     Stockholders' Agreement, dated as of March 30, 1993, by and among
           Chester C. Davenport, Sylvia C. Edmonds, Georgetown Partners Limited
           Partnership, Chemical Equity Associates, A California Limited
           Partnership, TSG Ventures Inc., and the New Class B Holders.(e)
 10.84     Amendment No. 2 to Amended and Restated Stockholders' Agreement,
           dated as of March 30, 1993, by and among Envirotest Systems Corp.,
           Georgetown Partners Limited Partnership, Kane Partners, L.P., TSG
           Ventures Inc. (f/k/a/ Equico Capital Corporation), Amoco Venture
           Capital Company, UNC Ventures II, L.P., UNC Ventures, Inc., MESBIC
           Ventures, Inc., Internationale Nederlanden (U.S.) Finance
           Corporation, Skopbank, Apollo Investment Fund, L.P., Chemical Equity
           Associates, and each of the individuals listed on the Schedule of
           Securityholders attached thereto.(e)
 10.85     Amendment No. 4 to Sale and Leaseback Agreement, dated as of March
           30, 1993, by and between Kane Partners, L.P., as Lessor, and
           Hamilton Test Systems, Inc., as Lessee (relating to Tennessee property).(e)
 10.86     Amendment No. 5 to Sale and Leaseback Agreement, dated as of March
           30, 1993, by and between Kane Partners, L.P., as Lessor, and
           Hamilton Test Systems, Inc., as Lessee (relating to Ohio property).
           (e)
 10.87     Agreement for Consulting Services, dated as of September 1, 1993, by and between Envirotest Systems Corp. and Cheviot Capital Advisors
           Inc. (f)
 10.88     Contract for Centralized Emissions Inspection Facilities, dated
           November 11, 1993, by and between the Commonwealth of Pennsylvania,
           Department of Transportation, and Envirotest/Synterra Partners.(f)
 10.89     Request for Proposal for Pennsylvania's Centralized Vehicle Inspec-
           tion/Maintenance (I/M) Program, RFP Number 111142, dated June 21,
           1993.(f)
 10.90     An Agreement between the Colorado Department of Health, the Colorado
           Department of Revenue and Envirotest Systems Corp., dated February
           22, 1994.(g)

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
------     --------------------------------------------------------------------
 10.91     Contract between the State of Connecticut and Envirotest Systems
           Corporation for the Establishment and Operation of the Motor Vehicle
           Inspection Program Facilities for the State of Connecticut dated
           April 15, 1994.(h)
 10.92     Contract Between the Department of Environment and Conservation
           State of Tennessee and Envirotest Systems Corporation Dated May 12,
           1994.(i)
 10.93     State of Ohio Environmental Protection Agency, Contract for Services
           with Envirotest Systems Corp., dated October 1994, for Montgomery,
           Clark and Greene Counties.(k)
 10.94     State of Ohio Environmental Protection Agency, Contract for Services
           with Envirotest Systems Corp., dated October 1994, for Summit,
           Portage, Medina, Lake, Lorain and Geauga Counties.(k)
 10.95     Agreement between the Wisconsin Department of Transportation and
           Envirotest Systems Corp. for the establishment and Operation of
           Motor Vehicle Emissions Inspection Facilities for the State of
           Wisconsin, dated January, 1995.(k)
 10.96     Employment Agreement, dated as of February 1, 1995 between
           Envirotest Systems Corp. and Ralph E. Reins.(k)
 10.97     State of Ohio Environmental Protection Agency, Contract for Services
           with Envirotest Systems Corp., dated April 25, 1995, for Cuyahoga
           County.(l)
 10.98     Separation, Release and Waiver Agreement, dated as of May 24, 1995 by and between the Company and William J. Beckham, Jr.(m)
 10.99     Agreement with State of California, dated June 1995.(m)
10.100     General Release and Settlement Agreement, dated December 15, 1995 between Envirotest, the Commonwealth of Pennsylvania and the
           Pennsylvania Department of Transportation.(n)
10.101     Release of Claim and Dismissal of Litigation before the Commonwealth
           Court of the Commonwealth of Pennsylvania, dated December 18,
           1995.(n)
10.102     Contract between Bureau of Automotive Repairs for the State of
           California and Remote Sensing Technologies, Inc., dated July 13,
           1995.(n)
10.103     Employment Agreement between F. Robert Miller and Envirotest Systems
           Corp. dated January 26, 1996.(p)
10.104     Amendment No. 3 to Contract L-90-5140 between the Metropolitan
           Government of Nashville and Davidson County and Envirotest Systems
           Corp. dated December 19, 1995.(p)
10.105     Amendment No. 6 dated December 21, 1995 to Professional Services
           Agreement Number VI-1024 between the State of Illinois Environmental
           Protection Agency and Envirotest Technologies, Inc.(p)
10.106     Agreement between Indiana Department of Environmental Management and
           Envirotest Systems Corp. dated June 26, 1996.(q)
10.107     Loan Agreement between Envirotest Systems Corp. and Indiana
           Development Finance Authority, dated June 1, 1996.(q)
10.108     Employment Agreement between C. Michael Alston and Envirotest
           Systems Corp., effective January 1, 1996.(r)
10.109     Employment Agreement between Raj Modi and Envirotest Systems Corp., effective January 1, 1996.(r)
10.110     Employment Agreement between Lawrence Taylor and Envirotest Systems
           Corp., effective January 1, 1996.(r)

EXHIBIT
NUMBER                           DESCRIPTION OF DOCUMENT
------     --------------------------------------------------------------------
10.111     Contract between State of Washington and Envirotest Systems Corp.(r)
10.112     Purchase and Sale Agreement between ES Funding Corporation and
           Envirotest Partners, dated November 26, 1996.(r)
10.113     Liquidity Loan Agreement among The Liquidity Lenders, Market Street
           Capital Corp., Envirotest Partners and PNC Bank, National
           Association, dated November 26, 1996.(r)
10.114     Receivables Purchase Agreement among Market Street Capital Corp., ES
           Funding Corporation and PNC Bank, National Association, dated
           November 26, 1996.(r)
10.115     Employment Agreement between Richard Webb and Envirotest Systems
           Corp. as of April 14, 1997.(t)
10.116     Agreement for Renewal of Contract for Motor Vehicle Inspection
           Program between Envirotest Technologies and the Florida Department of Highway Safety and Motor Vehicles dated February, 1997.(t)
10.117     Connecticut Safety Inspection Extension Contract for the period
           September 24, 1996 through June 30, 2002, between Envirotest Systems
           Corp. and the Connecticut Department of Motor Vehicles.(t)
10.118     State of Illinois EPA Service Agreement Contract with Envirotest
           Illinois Inc. dated May 19, 1997.(u)
 11.       Statement of computation of per share earnings (loss).
 21.       Subsidiaries of Envirotest Systems Corp. and Envirotest
           Technologies, Inc.
 23.       Consent of Independent Accountants regarding incorporation by reference to Registration Statement on Form S-8.
 27.       Financial Data Schedule.

---------------

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

(k) Incorporated by reference to the similarly numbered Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1994.

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

(o) Incorporated by reference to the similarly numbered Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995.

(p) Incorporated by reference to the similarly numbered Exhibits to the Company's Quarterly report on Form 10-Q for the quarterly period ended March 31, 1996.

(q) Incorporated by reference to the similarly numbered Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1996.

(r) Incorporated by reference to the similarly numbered Exhibits to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, filed on December 30, 1996.

(s) Incorporated by reference to the similarly numbered Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996.

(t) Incorporated by reference to the similarly numbered Exhibits to the Company's Quarterly report on Form 10-Q for the quarterly period ended March 31, 1997.

(u) Incorporated by reference to the similarly numbered Exhibits to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997.