Form 10-K/A
period 1997-09-30
ENVIROTEST SYSTEMS CORP /DE/
filed 1998-01-28
CIK 896267

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                         FORM 10-K/A (AMENDMENT NO. 1)

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

                            ------------------------

                         Commission file number 1-13241

                            ENVIROTEST SYSTEMS CORP.

             (Exact name of registrant as specified in its charter)

          DELAWARE                  06-0914220
(State or other jurisdiction       (IRS Employer
     of incorporation or          Identification
        organization)                 Number)

                            ------------------------

              Commission file numbers 33-57384-01 and 33-75406-01

                         ENVIROTEST TECHNOLOGIES, INC.

             (Exact name of registrant as specified in its charter)

          DELAWARE                  36-2680300
(State or other jurisdiction       (IRS Employer
     of incorporation or          Identification
        organization)                 Number)

   246 SOBRANTE WAY, SUNNYVALE, CALIFORNIA      94086-4807
 (Address of registrants' principal executive   (zip code)
                   offices)

       Registrants' telephone number, including area code: (408) 774-6300

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

  Class A Common Stock, $0.01 par value per share, of Envirotest Systems Corp.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None

                            ------------------------

    Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrants' knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

      ITEM                                               DESCRIPTION                                                  PAGE
-----------  ----------------------------------------------------------------------------------------------------     -----

                                                           PART III

       10.   Directors and Executive Officers of the Registrant..................................................           3

       11.   Executive Compensation..............................................................................           6

       12.   Security Ownership of Certain Beneficial Owners and Management......................................          15

       13.   Certain Relationships and Related Transactions......................................................          17

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding executive officers of the Company, included in the Company's Form 10-K filed on December 29, 1997 under the caption "Executive Officers of the Company" in Part I, Item 1 therein, is incorporated herein by reference.

    The following table sets forth, for each Class A Director and Class B Director, (i) the name and age of each director, (ii) the position and offices with the Company of each director, and (iii) the year during which each director first became a director of the Company.

                               CLASS A DIRECTORS

                                                                                                              SERVED AS
NAME                                      AGE                             POSITION                         DIRECTOR SINCE
------------------------------------      ---      ------------------------------------------------------  ---------------
Richard L. Gelfond (a)..............          42   Vice Chairman of the Board of Directors                         1993
Edward Dugger III...................          48   Director                                                        1991
Robert W. Kasten, Jr................          55   Director                                                        1996

                               CLASS B DIRECTORS

                                                                                                              SERVED AS
NAME                                      AGE                             POSITION                         DIRECTOR SINCE
------------------------------------      ---      ------------------------------------------------------  ---------------
Chester C. Davenport................          57   Chairman of the Board of Directors                              1990
Cleveland A. Christophe.............          52   Director                                                        1991
Craig M. Cogut (b)..................          43   Director                                                        1992
F. Robert Miller....................          54   Director; President                                             1996

------------------------

(a) On September 23, 1994, the Class A directors elected Mr. Gelfond to fill the vacant Class A Director position until the next annual meeting of stockholders and until his successor is elected and qualified; Mr. Gelfond resigned as a Class B Director immediately prior to such election.

(b) Mr. Cogut resigned as a Class B Director on December 31, 1997.

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

    Mr. Christophe has been a member of the Board of Directors of the Company since January 1991. He is currently managing partner and a member of TSG Capital Group, L.L.C., the investment advisor to TSG Capital Fund II, L.P. and is a principal officer and member of TSG Management Co., L.L.C., the investment advisor to TSG Ventures L.P. He is also an officer, director and shareholder of the general partner of TSG Capital Fund II, L.P. TSG Ventures L.P. and TSG Capital Fund II, L.P. are private equity investment firms. Mr. Christophe joined Equico Capital Corporation, the predecessor to TSG Ventures, L.P. in February, 1990. Mr. Christophe is a director of Hayes Lemmerz International, Inc.

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

    Mr. Gelfond has been a member and Vice Chairman of the Board of Directors of the Company since January 1993. Since March 1994, Mr. Gelfond has been the Vice Chairman of the Board of Directors of IMAX Corporation and was appointed Co-Chief Executive Officer on May 1, 1996. Mr. Gelfond has also been the President of Cheviot Capital Advisors Inc., an investment and merchant bank, since December 1990.

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

    Under a certain Stockholders' Agreement, dated as of March 31, 1993, among Georgetown Partners (and all subsequent transferees of Class B Common Stock), Chester C. Davenport, Slivy C. Edmonds, TSG Ventures Inc., Apollo Investment Fund, L.P. and Chemical Equity Associates (the "1993 Stockholders' Agreement"), no more than four of the six Class B Directors shall consist of persons who are:
(i) officers or full-time employees of the Company; (ii) Chester C. Davenport, or Slivy C. Edmonds or their affiliates; or (iii) family members of either (i) or (ii). The 1993 Stockholders' Agreement also provides that the holders of shares of Class B Common Stock will be obligated to immediately convert all of their shares of Class B Common Stock into shares of Class A Common Stock upon the earlier to occur of the following: (i) Mr. Davenport ceases to control, directly or indirectly, the voting of a majority of the outstanding shares of Class B Common Stock (such control is deemed to be ceased if Mr. Davenport dies or suffers a severe and irreversible physical or mental disability that renders him incapable of controlling the voting of such shares); or (ii) Mr. Davenport, Ms. Edmonds, members of the immediate families of either, and trusts or other entities created for estate-planning purposes whose beneficiaries are members of their immediate families fail to have, in the aggregate, a direct or indirect (through one or more intermediaries or entities, in proportion to their economic interest therein) pecuniary interest in at least 5% of the outstanding shares of common stock of the Company, including, for purposes of this calculation, shares of common stock issuable upon exercise of options to purchase common stock. The foregoing provisions are enforceable only by TSG Ventures Inc., Apollo Investment Fund, L.P. and Chemical Equity Associates, and shall no longer be enforceable by any one of the foregoing entities if such entity, together with its affiliates, at any time, fails to beneficially own unregistered shares of the Company's Class A Common Stock representing 5% or more of the outstanding common stock of the Company. Apollo Investment Fund, L.P. no longer owns shares of the Company's Class A Common Stock representing 5% or more of the outstanding common stock of the Company.

    Under an agreement between Mr. Davenport and Ms. Edmonds, dated as of October 26, 1993, Ms. Edmonds granted to Mr. Davenport an irrevocable proxy to vote the shares of Common Stock distributed by Georgetown Partners to one of its partners, an affiliate of Ms. Edmonds, originally consisting of 87,814 shares of Class A Common Stock and 441,334 shares of Class B Common Stock and including any shares issued upon exercise of an option to purchase 321,325 shares of Class B Common Stock, which option is exercisable at any time. All such options have been exercised. According to the Company's Transfer Agent, as of September 30, 1997, the affiliate of Ms. Edmonds held no shares of Class A or Class B Common Stock.

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

    Members of the Board of Directors are reimbursed by the Company for their travel expenses incurred in attending Board of Directors and Committee meetings. Members of the Board of Directors who are not also officers of the Company or any of its subsidiaries, and who are not affiliated with a stockholder of the Company, receive compensation of $1,000 for each Board of Directors and Committee meeting attended. Outside Directors (as defined later) are granted 5,000 options to purchase shares of Class A common stock of the Company upon election to the Board and 3,000 such options on each succeeding January 1. See Stock Option Plan.

    Mr. Miller assumed the duties of President and Chief Executive Officer on January 26, 1996. From July 27, 1995 to January 26, 1996, Chester C. Davenport, Chairman of the Company, had assumed the duties of President and Chief Executive Officer of the Company.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based on the Company's review of copies of reporting forms reviewed by it, the Company believes that, during the fiscal year ended September 30, 1997, all directors and executive officers have filed all required insider reporting forms with the U.S. Securities and Exchange Commission in a timely manner, with the exception of Mr. Richard P. Webb, Executive Vice President and Chief Operating Officer of the Company, who failed to file, on a timely basis, a Form 3.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the compensation paid or awarded by the Company to the Chief Executive Officer and the four most highly compensated executive officers of the Company for services rendered in all capacities during the fiscal years ended September 30, 1995, 1996 and 1997:

                           SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                                   ANNUAL                      COMPENSATION
                                                COMPENSATION                      AWARDS
                                               ---------------  OTHER ANNUAL   ------------    ALL OTHER
NAME AND PRINCIPAL POSITION              YEAR  SALARY   BONUS   COMPENSATION     OPTIONS      COMPENSATION
---------------------------------------  ----  -------  ------  ------------   ------------   ------------
Chester C. Davenport ..................  1995  551,256    --      --              --            38,388(a)
  Chairman of the Board                  1996  619,221    --      --              --           131,170(a)
                                         1997  602,766    --      1,575(b)      145,000(o)      31,125(a)
                                          --     --       --      --            339,542(p)       --

F. Robert Miller ......................  1996  187,500    --      --            400,000(j)       6,337(k)
  President and Chief Executive Officer  1997  296,668    --      5,000(b)        --             7,950(k)

C. Michael Alston .....................  1995  189,950    --      1,910(b)       10,000(f)       4,298(c)
  Vice President, General Counsel and     --     --       --      --             36,000(h)       --
  Secretary                               --     --       --      --             40,000(g)       --
                                         1996  217,626    --      3,481(b)        --             3,100(c)
                                         1997  224,974    --        615(b)       55,000(q)       3,200(c)
                                          --     --       --      --              --            12,111(n)

Raj Modi ..............................  1995  175,000    --     37,294(d)       50,000(h)       8,561(e)
  Vice President, Chief Financial         --     --       --      --             10,000(f)       --
  Officer and Assistant Secretary         --     --       --      --             15,000(i)       --
                                         1996  204,340    --     62,785(d)        --            32,813(e)
                                         1997  242,104  35,000   42,456(d)       65,000(q)       7,950(e)

Lawrence H. Taylor ....................  1995  165,000    --      2,500(l)       10,000(f)       7,650(m)
  Marketing Vice President                --     --       --      --             50,000(h)       --
                                          --     --       --      --             15,000(i)       --
                                         1996  179,945    --     90,323(l)        --             7,750(m)
                                         1997  195,450    --     88,349(l)       55,000(q)       7,777(m)

------------------------

(a) Represents contributions matching employees' deferred compensation of $4,823 in 1995, $4,750 in 1996 and $4,750 in 1997 and profit sharing contributions made by the Company of $5,756 in 1995, $3,100 in 1996 and $3,200 in 1997, in
    each case under the Company's 401(k) savings plan, and $27,809 in 1995, $23,175 in 1996 and $23,175 in 1997 representing that part of the premiums paid by the Company under Mr. Davenport's key man life insurance policy attributable to the policy proceeds as to which Mr. Davenport may name the beneficiary. Includes payment of accrued vacation of $100,145 in 1996.

(b) Represents reimbursements made under the Company's medical reimbursement program.

(c) Represents profit sharing contributions made by the Company under the Company's 401(k) savings plan.

(d) Represents relocation expense payments of $32,984 in 1995, $57,785 in 1996 and $39,247 in 1997 (including gross-up for taxes payable thereon of $11,716 in 1995 and $5,191 in 1996 which were paid in the subsequent fiscal years) and reimbursements made under the Company's medical reimbursement program of $4,310 in 1995, $5,000 in 1996 and $3,209 in 1997.

(e) Represents contributions matching employee's deferred compensation of $4,927 in 1995, $4,482 in 1996 and $4,750 in 1997 and profit sharing contributions made by the Company of $3,634 in 1995, $3,100 in 1996 and $3,200 in 1997, in
    each case under the Company's 401(k) savings plan. Also includes payment of accrued vacation of $25,231 for 1996.

(f) Represents stock options previously granted at an exercise price of $20.00 per share which were canceled and reissued on June 8, 1994 under the Company's Stock Option Plan at an exercise price of $6.125 per share.

(g) Represents stock options previously granted at an exercise price of $15.875 per share which were canceled and reissued on October 14, 1993 under the Company's Stock Option Plan at an exercise price of $6.125 per share.

(h) Represents stock options previously granted at an exercise price of $16.00 per share which were canceled and reissued on March 30, 1993 under the Company's Stock Option Plan at an exercise price of $6.125 per share.

(i) Represents stock options granted on July 27, 1995 under the Company's Stock Option Plan at an exercise price of $6.125 per share.

(j) Represents options to purchase Class A Common Stock. 200,000 of such options have an exercise price of $2.75 (closing price on the date of grant) and the remaining 200,000 options have an exercise price of $2.8375 (the average closing price for the 5 trading day period ending thirty days after the date of such grant). Such options were granted under the Company's Stock Option Plan.

(k) Represents contributions matching employees' deferred compensation of $3,237 in 1996 and $3,200 in 1997 and profit sharing contributions made by the Company under the Company's 401(k) savings plan of $3,100 in 1996 and $4,750 in 1997.

(l) Represents relocation expense payments of $87,290 in 1996 and $79,999 in 1997, reimbursements under the Company's medical reimbursement program of $2,500 in 1995, $3,033 in 1996 and $4,150 in 1997, and an automobile allowance of $4,200 in 1997.

(m) Represents contributions matching employee's deferred compensation of $4,650 in 1995, $4,650 in 1996 and $4,750 in 1997 and profit sharing contributions made by the Company of $3,000 in 1995, $3,100 in 1996 and $3,027 in 1997.

(n) Represents payment of accrued vacation of $12,111 in 1997.

(o) Represents options to purchase Class A Common Stock at an exercise price of $3.375 per share granted under the Company's Stock Option Plan.

(p) Represents stock options previously granted at an exercise price of $16.00 per share or $20.00 per share which were canceled and reissued under the Company's Stock Option Plan at an exercise price of $6.125 per share.

(q) Represents options to purchase Class A Common Stock at an exercise price of $3.375 per share granted under the Company's Stock Option Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Mr. Dugger and Mr. Christophe serve as the members of the Compensation Committee of the Board of Directors. Mr. Dugger has served as a member of this committee since April 12, 1994 and Mr. Christophe has served as a member since May 12, 1997. Mr. Kasten served as a member of the Committee from September 24, 1996 to May 12, 1997. The Company is a party to a Legislative Monitoring Consulting Services Agreement with Kasten & Company. The agreement originally provided for a consulting fee of $10,000 per month plus expenses which decreased to $5,000 per month plus expenses in August 1997. For fiscal 1997 the Company made payments under this agreement of $135,000 for fees and $688 for expenses. This agreement is in effect through the current fiscal year. Mr. Kasten is the sole owner of Kasten & Company.

EMPLOYMENT AGREEMENTS AND COMPENSATION ARRANGEMENTS

    Mr. Davenport has an employment agreement with the Company that provides for a three year employment term, which is automatically renewed for subsequent two-year terms unless notice of non-renewal is given (the initial term under such agreement expired in January 1996 and it has been automatically renewed until January 2000). The agreement provides for a base salary of $500,000 per year (which is subject to an annual increase on April 1 of each year based upon the change in the Consumer Price Index or 5%, whichever is greater). The agreement provides for the grant to Mr. Davenport of options under the Company's Stock Option Plan for the purchase of 289,542 shares of the Company's Class A Common Stock at an exercise price per share equal to $16.00, the initial public offering price of the Class A Common Stock. Options to purchase 144,771 shares vested on the date of grant (which was March 30, 1993) and the remaining options vested on March 30, 1995. The options expire if not exercised on the tenth anniversary of the date of grant. On October 31, 1996, the Compensation Committee approved the cancellation of these options and issued the same number of options at an exercise price of $6.125 per share, a price which was above the fair market value of the Class A Common Stock on the date of the reissuance. The agreement stipulates that Mr. Davenport will devote to the Company that amount of his time and energies necessary for the performance of his duties as Chairman of the Board of the Company and will not, during the term of his employment, engage in any business activity, or acquire an ownership interest in any entity, that is competitive with any line of business in which the Company is engaged. The agreement also provides that for a period of twenty-four months after termination of his employment with the Company, Mr. Davenport will continue to receive payment of his base salary, provided that he does not (without the written approval of the Board of Directors of the Company) engage in any business in competition with the Company or its subsidiaries, as such business is conducted on the date on which his employment with the Company is terminated. If the Company terminates the employment of Mr. Davenport without "cause" (as defined in the agreement), or as a result of the sale of the Company to another entity which does not accept an assignment of the agreement, in each case prior to the expiration of the term of the agreement, then Mr. Davenport is entitled to receive, for the remainder of the term, all base salary and bonus payments, and fifty percent (50%) of his base salary and bonus payments for three years thereafter, plus other benefits Mr. Davenport otherwise would have been entitled to receive for such time period. The Company has also agreed to cover Mr. Davenport during the term of the agreement with a "key man" life insurance policy in an amount equal to $2.5 million, with the Company as the beneficiary of $1.0 million and a designee of Mr. Davenport as the beneficiary of $1.5 million thereof.

    Mr. Miller has an employment agreement with the Company that provides for a three year employment term, which is automatically extended for two additional years, unless not later than one year prior to the termination date, the Company or Mr. Miller gives written notice not to extend the employment agreement (the initial term under such agreement will expire January 26, 1999). The agreement provides for a base salary of $300,000 per year (which is subject to an annual increase of the lesser of 5% or the aggregate monthly percentage increase in the Consumer Price Index for all Urban Consumers). The agreement also provides for Mr. Miller to earn an annual target bonus equal to 100% of his base salary, measured against objective financial criteria to be determined by the Board after consultation with Mr. Miller. The agreement provides for the grant to Mr. Miller of options under the Company's Stock Option Plan for the purchase of 400,000 shares of the Company's Class A Common Stock. The exercise price with respect to 200,000 of such options is the closing NASDAQ National Market quotation on the date of the grant or the most recent trading date prior to the date of grant and the exercise price with respect to the remaining 200,000 such options is the average closing market price for the 5 trading day period ending thirty days after the date of the initial grant. Such options vest pro rata 10% on the 6 month anniversary of the date of the grant, an additional 23.33% on the 12 month anniversary of the date of the grant, an additional 33.33% on the 24 month anniversary of the date of the grant and the final 33.33% on the 36 month anniversary of the date of the grant. The options expire if not exercised on the tenth anniversary of the grant. The agreement states that if (i) Mr. Miller is terminated by the Company other than for "cause" (as defined in the agreement), (ii) Mr. Miller terminates his employment for Good Reason (as defined in the agreement), (iii) the employment is terminated by reason of Mr. Miller's death or permanent disability, or (iv) there occurs a Change of Control (as defined in the agreement), all options granted prior to that date shall vest and become immediately exercisable. In addition, the agreement provides for the grant of an additional 100,000 options at the discretion of the Board. The agreement states that during the term, Mr. Miller shall devote his full business time, energy and skill to the performance of his duties as the President and Chief Executive Officer of the Company, and shall be nominated for membership on the Board of Directors. The agreement also provides for a lump sum payment, based on the remainder of the term of the employment agreement to Mr. Miller, if Mr. Miller's employment is terminated without "cause" or for Good Reason.

    Mr. Modi has an employment agreement with the Company that provides for a three year employment term, which is automatically renewed for subsequent two-year terms unless notice of non-renewal is given by either party (the initial term under such agreement will expire January 1, 1999). The agreement provides for a base salary of $210,000 per year (which is subject to an annual increase of not less than 5% of the prior year's salary). The agreement stipulates that Mr. Modi will serve as Vice President, Chief Financial Officer, Treasurer and Assistant Secretary of the Company and will not, during the term of his employment or Consulting Period (as defined in the agreement), engage in any business activity, or acquire an ownership interest in any entity, that is competitive with any line of business in which the Company is engaged without the written approval of the Board of Directors of the Company. The agreement also provides that for a period of twelve months after termination of his employment with the Company, Mr. Modi may, at the election of the Company, serve as a consultant to the Company and continue to receive payment of his base salary and be subject to the non-competition clause. If the Company terminates the employment of Mr. Modi without "cause" (as defined in the agreement), or as a result of the sale of the Company to another entity which does not accept an assignment of the agreement, in each case prior to the expiration of the term of the agreement, then the Company shall retain Mr. Modi as a consultant and Mr. Modi is entitled to receive, for the remainder of the term or twenty four months, whichever is greater, all base salary, accrued bonuses and any other benefits Mr. Modi otherwise would have been entitled to receive for such time period. The Company has also agreed to provide Mr. Modi during the term of the agreement with a life insurance policy in an amount equal to $1 million, with a designee of Mr. Modi as the beneficiary thereof. Mr. Modi is entitled to receive
(i) reimbursement for relocation to California in accordance with the Company's relocation policy, including a one-time moving bonus of $35,000 and (ii) payment of reasonable relocation expenses if his agreement is not renewed and his future employer does not pay relocation costs. The agreement provides for participation of Mr. Modi in the Company's bonus plans, fringe benefits, perquisites, benefit programs and other compensation plans.

    Mr. Taylor has an employment agreement with the Company that provides for a three year employment term, which is automatically renewed for subsequent two-year terms unless notice of non-renewal is given by either party (the initial term under such agreement will expire January 1, 1999). The agreement provides for a base salary of $182,000 per year (which is subject to an annual increase of not less than 5% of the prior year's salary). The agreement stipulates that Mr. Taylor will serve as Vice President-Marketing of the Company and will not, during the term of his employment or the Consulting Period (as defined in the agreement), engage in any business activity, or acquire an ownership interest in any entity, that is competitive with any line of business in which the Company is engaged without the written approval of the Board of Directors of the Company. The agreement also provides that for a period of twelve months after termination of his employment with the Company, Mr. Taylor may, at the election of the Company, serve as a consultant to the Company and continue to receive payment of his base salary and be subject to the non-competition clause. If the Company terminates the employment of Mr. Taylor without "cause" (as defined in the agreement), or as a result of the sale of the Company to another entity which does not accept an assignment of the agreement, in each case prior to the expiration of the term of the agreement, then the Company shall retain Mr. Taylor as a consultant and Mr. Taylor is entitled to receive, for the remainder of the term or eighteen months, whichever is greater, all base salary, accrued bonuses and any other benefits Mr. Taylor otherwise would have been entitled to receive for such time period. The Company has also agreed to provide Mr. Taylor during the term of the agreement with a life insurance policy in an amount equal to $1 million, with a designee of Mr. Taylor as the beneficiary thereof. Mr. Taylor is entitled to receive reimbursement for relocation to California in the form of a relocation grant in the estimated amount of $124,680 to be disbursed in three equal annual installments. The agreement provides for participation of Mr. Taylor in the Company's bonus plans, fringe benefits, perquisites, benefit programs and other compensation plans.

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

    Effective September 30, 1997, the Company entered into a separation, release and waiver agreement with C. Michael Alston who resigned as Vice President, General Counsel and Secretary of the Company. The agreement provides for the Company to pay to Mr. Alston his salary at the rate of $220,000, payable in accordance with the Company's payroll practices until July 31, 1998 or sooner upon agreement of the parties ("Separation Date"). The agreement provides for the Company to pay certain medical, dental and other insurance coverage for Mr. Alston until the Separation Date. The agreement provides that Mr. Alston shall perform certain reasonable duties and special projects assigned to him from time to time prior to the Separation Date. Under the agreement, for a period of one year after the Separation Date, Mr. Alston shall not, without the prior written approval from the Company, directly or indirectly compete with any business operations in which the Company is engaged. The agreement also requires Mr. Alston to waive, release and discharge all claims, demands and causes of action that could be asserted against the Company.

    On November 12, 1996, the Board of Directors granted an option to purchase an aggregate of 25,000 shares of Class A Common Stock to each of Messrs. Christophe, Kasten, Dugger, Gelfond and Cogut at a price of $3.25 per share. Such options shall expire ten years from the date of the grant and 33% of such options become exercisable on each anniversary of the date of grant.

EXECUTIVE INCENTIVE COMPENSATION PLAN

    The Company has an Executive Incentive Compensation Plan (the "Compensation Plan"). The purpose of the Compensation Plan is to facilitate the hiring, retaining, and motivating of Company executives and key management personnel. The Compensation Plan is administered by the Compensation Committee, which recommends to the Board of Directors a discretionary bonus for eligible employees based on their contributions during the applicable year to the successful management of the Company. The Compensation Plan also provides for payment of certain discretionary bonuses to eligible employees who are not officers of the Company, based on certain specified performance standards and the employee's base compensation for that fiscal year. For fiscal year 1995 no bonuses were paid. For fiscal year 1996 and 1997, the bonuses were paid on a discretionary basis and were not funded based upon any formulae.

STOCK OPTION PLAN

    In January 1993, the Company adopted a Stock Option Plan (the "Stock Option Plan" or the "Plan") providing for the grant, from time to time, of options ("Options") to purchase up to 1,930,285 shares of Class A Common Stock, to employees of the Company and its subsidiaries (including employees who are officers or directors, but excluding directors who are not employees) that have substantial responsibility in the direction and management of the Company or its subsidiaries, and to Outside Directors (as defined) on an annual, non-discretionary basis. In September 1996, the shareholders of the Company approved an amendment to the Plan to increase the shares of Class A Common Stock reserved for issuance thereunder to 2,330,285. Outside Directors are directors who are not employees of the Company, and were not employees for the year prior to the first grant of an Option under the Plan, and who, when elected to the Board, did not directly or indirectly own or control more than 5% of the outstanding Common Stock of the Company (collectively, the "Participating Persons"). As of September 30, 1997, Options granted under the Plan were outstanding for the purchase of 2,202,875 shares of Class A Common Stock.

    The Stock Option Plan provides for the grant of (i) Options intended to qualify as Incentive Stock Options ("ISOs") as defined in Section 422 of the Code, and (ii) Options that do not qualify as ISOs ("NQSOs"). To the extent that the aggregate fair market value (determined as of the time the ISO was granted) of the shares subject to ISOs granted to a Participating Person under the Plan (combined with all incentive stock option plans of the Company and any parent or subsidiary) which become exercisable for the first time in any calendar year exceeds $100,000, such Option shall be treated as an NQSO. The Committee may provide that in lieu of purchasing the entire number of shares subject to an Option, the Optionee can relinquish all or any part of the unexercised portion of the Option for a number of shares of Common Stock equal to the product of (1) the number of shares of Common Stock subject to the relinquished Option and (2) a fraction, (i) the numerator of which is the excess of (A) the current fair market value per share of Common Stock subject to the relinquished Option over
(B) the option price of such relinquished Option, and (ii) the denominator of which is the then current fair market value per share of such Common Stock.

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

    Pursuant to the terms of each Option Agreement that was in effect on September 30, 1997, either 25% of the Options covered by each Option Agreement become exercisable on each anniversary of the date of grant thereof, on a cumulative basis, or 33% of the Options covered by each Option Agreement become exercisable on each anniversary of the date of grant thereof, on a cumulative basis. The Options granted to Mr. Davenport and Mr. Miller are subject to a different vesting schedule. See "Employment Agreements and Compensation Arrangements." Options granted to Outside Directors (5,000 NQSOs upon election to the Board and 3,000 NQSOs on each succeeding January 1) vest 50% on the first and 50% on the second anniversary of the date of grant thereof, on a cumulative basis. All Options vest and become exercisable upon a change of control of the Company.

    The exercise price per share for all ISOs may not be less than 100% of the fair market value of a share of Class A Common Stock on the date on which the Option is granted (or 110% of the fair market value on the date of grant of an ISO if the Optionee owns more than 10% of the total combined voting power of all classes of voting stock of the Company or any of its affiliates (a "10% Holder")). The exercise price per share for NQSOs may be less than, equal to or greater than the fair market value of a share of Class A Common Stock on the date such NQSO is granted, but not less than par value; provided, however, that the exercise price for NQSOs granted to Outside Directors shall be the fair market value of a share of Class A Common Stock on the date of grant. To the extent determined by the Committee in granting any Option, upon exercise of such Option, the option price may be paid in cash or in shares of Class A Common Stock and, if approved by the Board, the Company, or any parent or subsidiary, may make or guarantee a loan to an Optionee to finance the exercise of any Option. Options are not assignable or transferable other than by will or the laws of descent and distribution. Each Option is exercisable, during the Optionee's lifetime, only by the Optionee.

    Unless earlier terminated by the Board of Directors, the Plan will terminate in January 2003, 10 years after its effective date. Unless otherwise specifically provided in an Optionee's Option Agreement, each Option granted under the Plan expires no later than 10 years after the date such Option is granted (five years for ISOs granted to 10% Holders). Options may be exercised only during the period that the Optionee is an employee (or member of the Board, for Outside Directors) of the Company and (i) for a period of 30 days after termination of employment (or membership on the Board, for Outside Directors) other than for cause, without the Company's consent or due to the death of the Optionee, (ii) for a period of three months after retirement by the Optionee with the consent of the Company, or (iii) for a period of

12 months after the death or disability of the Optionee, in each case to the extent the Options are then exercisable.

SUPPLEMENTAL RETIREMENT PLAN AGREEMENTS

    Effective September 1, 1991, in connection with the acquisition of Hamilton Test Systems, Inc. ("HTS"), Mr. Singleton and Ms. Edmonds, who were officers or employees of HTS, each entered into a separate Supplemental Retirement Plan Agreement (the "Retirement Plans") with the Company. The purpose of these agreements was to induce such individuals to remain with HTS and to provide them with retirement benefits similar to those to which they were then entitled.

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

    Although the benefits vested upon inception, the benefits may be terminated by the Company if the recipient engages in a business that is competitive with HTS after the termination of his or her employment, whether before or during the period that he or she is otherwise entitled to receive the benefit. The benefit is an unsecured obligation of the Company, which is payable from its general assets.

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

STOCK OPTIONS

    The following table sets forth information with respect to options awarded by the Company to the Chief Executive Officer and the four most highly compensated executive officers of the Company during the fiscal year ended September 30, 1997:

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                                                                        POTENTIAL
                                                                                                       REALIZABLE
                                                                                                    VALUE AT ASSUMED
                                                     INDIVIDUAL GRANTS                               ANNUAL RATES OF
                         -------------------------------------------------------------------------     STOCK PRICE
                                          % OF TOTAL        EXERCISE                                APPRECIATION FOR
                                       OPTIONS GRANTED         OR       MARKET PRICE                   OPTION TERM
                          OPTIONS      TO EMPLOYEES IN     BASE PRICE    ON DATE OF     EXPIRATION  -----------------
NAME                     GRANTED(A)      FISCAL YEAR         ($/SH)         GRANT          DATE        5%       10%
-----------------------  ----------   ------------------   ----------   -------------   ----------  --------  -------
Chester C.
  Davenport ...........  145,000              9.8            3.375          3.375       10/31/2006   278,242  732,926
                         339,542(b)          22.9            6.125          3.25        10/31/2006  (282,191) 782,530

F. Robert Miller.......    --             --                 --          --                --          --       --

C. Michael Alston......   55,000              3.8            3.375          3.375       10/31/2006   116,739  295,838

Raj Modi...............   65,000              4.4            3.375          3.375       10/31/2006   137,964  349,627

Lawrence H. Taylor.....   55,000              3.8            3.375          3.375       10/31/2006   116,739  295,838

------------------------

(a) One third of such options will vest on each anniversary of the date of the grant.

(b) Represents reissue of options granted in prior years.

    The following table sets forth, as of September 30, 1997, the number of options and the value of unexercised options held by the Company's Chief Executive Officer and the four most highly compensated executive officers during fiscal 1997:

            AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND
                            FY-END OPTION/SAR VALUES

                                                                NUMBER OF            VALUE OF UNEXERCISED
                                                           UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS
NAME                                                      AT SEPTEMBER 30, 1997      AT SEPTEMBER 30, 1997
--------------------------------------------------------  ----------------------   -------------------------
Chester C. Davenport....................................  791,026(exercisable)     $3,229,562(exercisable)
                                                          484,542(unexercisable)      154,063(unexercisable)

F. Robert Miller........................................  133,320(exercisable)        223,988(exercisable)
                                                          266,680(unexercisable)      440,023(unexercisable)

C. Michael Alston.......................................   57,333(exercisable)              0(exercisable)
                                                           47,000(unexercisable)       19,479(unexercisable)

Raj Modi................................................   50,000(exercisable)              0(exercisable)
                                                           90,000(unexercisable)       69,063(unexercisable)

Lawrence H. Taylor......................................   50,000(exercisable)              0(exercisable)
                                                           80,000(unexercisable)       58,438(unexercisable)

401(k) SAVINGS PLANS

    The Company has a 401(k) Savings Plan (the "Savings Plan"), the purpose of which is to provide retirement benefits for its eligible employees. Contributions to the Savings Plan are made by both the employee and the Company. The Company matches 50% of that part of an employee's deferred compensation that does not exceed 6% of such employee's salary. The maximum matching payment by the

Company per employee for 1997 was $4,750. Company-matched contributions vest in full after three years of an employee's credited service (at least 1,000 hours per year) to the Company. In addition, the Company may, in the discretion of the Board of Directors, make discretionary contributions to the Savings Plan. Through June 30, 1997, the Company made discretionary contributions equal to 2% of the base salary of each employee eligible to participate in the Savings Plan.

    A contribution to the Plan of approximately $457,000 was charged to expense for 1997.

    Effective July 1, 1997, the Company adopted the Envirotest 401(k) Top Hat Plan (the "Top Hat Plan"). The Top Hat Plan is an unfunded, nonqualified deferred compensation arrangement which generally permits highly compensated employees (as defined under the Internal Revenue Code of 1986, as amended) to make salary reduction contributions in excess of the limitations imposed under the Company's qualified Savings Plan and applicable law and receive matching contributions on such amounts up to a maximum of 6% of such employee's compensation. The Top Hat Plan is intended to be exempt from many of the requirements of ERISA. All amounts payable under the Top Hat Plan are subject to the claims of the creditors of the Company and a participant's right to payment under the Top Hat Plan are the same as an unsecured general creditor of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information, as of November 15, 1997, regarding beneficial ownership of all classes of the Company's voting common stock by each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) who is known by the Company to own more than 5% of any class of the Company's voting common stock, each director, each "named" executive officer (as that term is used in Item 402 of Regulation S-K) and all directors and executive officers as a group.

                                                                   CLASS A COMMON STOCK         CLASS B COMMON STOCK
                                                                --------------------------  ----------------------------
                                                                             PERCENTAGE OF                PERCENTAGE OF
                                                                  NUMBER         CLASS        NUMBER          CLASS
                                                                BENEFICIALLY BENEFICIALLY   BENEFICIALLY  BENEFICIALLY
                                                                   OWNED         OWNED         OWNED          OWNED
                                                                -----------  -------------  -----------  ---------------
Chester C. Davenport (a)......................................   3,454,253          22.2%    1,968,775            100%
  Envirotest Systems Corp.
  6903 Rockledge Drive, Suite 214
  Bethesda, Maryland 20817

TSG Ventures L.P..............................................   2,246,818          17.0%       --             --
  1055 Washington Blvd.
  Stamford, Connecticut 06901

Chemical Equity Associates
  (A California Limited Partnership) (b)......................   2,026,111          13.3%       --             --
  380 Madison Ave., 12th Floor
  New York, New York 10017

Polestar Capital Inc..........................................     768,768           5.8%       --             --
  1800 North Michigan Ave.
  Suite 1905
  Chicago, Illinois 60601

Appaloosa Management, L.P. (c)................................   1,224,800           9.3%       --             --
  David A. Tepper
  51 John F. Kennedy Parkway
  Short Hills, NJ 07078

                                                                   CLASS A COMMON STOCK         CLASS B COMMON STOCK
                                                                --------------------------  ----------------------------
                                                                             PERCENTAGE OF                PERCENTAGE OF
                                                                  NUMBER         CLASS        NUMBER          CLASS
                                                                BENEFICIALLY BENEFICIALLY   BENEFICIALLY  BENEFICIALLY
                                                                   OWNED         OWNED         OWNED          OWNED
                                                                -----------  -------------  -----------  ---------------
Kane Partners, L.P. (d).......................................     717,658           5.4%       --             --
  80 East Middle Patent Road
  Bedford, New York 10506

Cleveland A. Christophe (e)...................................   2,255,151          17.1%       --             --
  TSG Ventures L.P.
  177 Broad Street
  Stamford, Connecticut 06901

Craig M. Cogut (f)............................................      83,333         *            --

Edward Dugger III (f).........................................      18,331         *            --             --

Richard L. Gelfond (g)........................................     994,291           7.5%
  Cheviot Capital Advisors Inc.
  P. O. Box 571
  Southampton, New York 11969

R.W. Kasten, Jr. (h)..........................................      14,333         *            --

F. Robert Miller (i)..........................................     133,320         *            --             --

Raj Modi (j)..................................................     136,732           1.0%       --

C. Michael Alston (k).........................................      76,216         *            --

Lawrence Taylor (l)...........................................     121,265         *            --

All directors and officers as a group (17 persons)............   6,683,824          41.4%    1,968,755            100%

------------------------

 *  Less than 1%

(a) Represents shares owned by Rockspring Management, Inc. and The Chester Corporation, both of which are wholly owned corporations of Mr. Davenport and Mr. Davenport directly. Includes (i) 375,375 shares of Class A Common Stock issuable upon the exercise of options to purchase Class A Common Stock, which are exercisable at the option of the holder within sixty (60) days; (ii) 1,249,749 shares of Class B Common Stock and options to purchase 791,026 shares of Class B Common Stock which are exercisable at the option of the holder within sixty (60) days; and (iii) 717,658 shares of Class A Common Stock owned by Kane Partners, L.P. Mr. Davenport, a Director of the Company, controls the General Partner of Georgetown Partners Limited Partnership ("Georgetown Partners"), which is a limited partner of Kane Partners, L.P. Georgetown Partners shares voting and investment power with respect to shares held by Kane Partners, L.P. Shares of Class B Common Stock are convertible at the option of the holder at any time into an equal number of shares of Class A Common Stock.

(b) Represents shares of Class A Common Stock issuable upon the conversion of Class C Common Stock, which are convertible at the option of Chase Banking Corporation. The Class C Common Stock does not have ordinary voting rights for the election of directors or other matters generally requiring a stockholder vote.

(c) The information on Appaloosa Management, LP and David A. Tepper and their beneficial ownership of Class A Common Stock is based on Schedule 13D filed with the Securities and Exchange Commission on August 18, 1997.

(d) The information on Kane Partners, L.P. and its beneficial ownership of the Class A Common Stock is based on Schedule 13G filed with the Securities and Exchange Commission filed on February 17, 1994.

(e) Represents 2,246,818 shares owned by TSG Ventures L.P. Mr. Christophe, a Director of the Company, is an officer, director, and shareholder of the general partner of TSG Ventures L.P., and is a principal of an entity which provides advisory services to TSG Ventures L.P. and may be deemed to share voting and investment power with respect to such shares. Also includes 8,333 shares of Class A Common Stock issuable upon the exercise of options to purchase Class A Common Stock, which are exercisable at the option of the holder within sixty (60) days.

(f) Includes 8,333 shares of Class A Common Stock issuable upon the exercise of options to purchase Class A Common Stock, which are exercisable at the option of the holder within sixty (60) days.

(g) Represents (i) shares owned by Kane Partners, L.P.; (ii) 9,000 shares owned by Cheviot Capital Advisors Inc.; (iii) options to purchase 100,000 shares of Class A Common Stock held by Cheviot Capital Advisors Inc. which are exercisable by the holder within sixty (60) days; (iv) 8,333 shares of Class A Common Stock issuable upon the exercise of options to purchase Class A Common Stock, which are exercisable at the option of the holder within sixty
    (60) days; (v) 137,000 shares held directly by Mr. Gelfond; and (vi) 22,300 shares held by trusts for which Mr. Gelfond is the trustee, for the benefit of Mr. Gelfond's children. Mr. Gelfond, a Director of the Company, is the Vice President of the General Partner of Kane Partners, L.P. and shares voting and investment power with respect to such shares, and is the President and sole stockholder of Cheviot Capital Advisors Inc.

(h) Includes 14,333 shares of Class A Common Stock issuable upon the exercise of options to purchase Class A Common Stock, which are exercisable at the option of the holder within sixty (60) days.

(i) Represents 133,320 shares of Class A Common Stock issuable upon the exercise of options to purchase Class A Common Stock, which are exercisable at the option of the holder within sixty (60) days.

(j) Includes 71,666 shares of Class A Common Stock issuable upon the exercise of options to purchase Class A Common Stock, which are exercisable at the option of the holder within sixty (60) days. Also includes 15,230 shares owned by members of Mr. Modi's immediate family. Mr. Modi disclaims beneficial ownership of such shares.

(k) Includes 75,666 shares of Class A Common Stock issuable upon the exercise of options to purchase Class A Common Stock, which are exercisable at the option of the holder within sixty (60) days.

(l) Includes 68,333 shares of Class A Common Stock issuable upon the exercise of options to purchase Class A Common Stock, which are exercisable at the option of the holder within sixty (60) days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company is a party to a Legislative Monitoring Consulting Services Agreement with Kasten & Company. Mr. Kasten, a Class A director, is the sole owner of Kasten & Company. See Compensation Committee Interlocks and Insider Participation.

    During fiscal 1996, the Company made a bridge loan of $350,000 to Mr. Modi, Vice President, Chief Financial Officer, Treasurer and Assistant Secretary, the loan proceeds were used for relocation expenses and the purchase of new residence in the Sunnyvale, California area, the location of the Company's new headquarters. The loan bore interest at the applicable treasury bill rate per annum. Mr. Modi repaid the bridge loan in fiscal 1997. As of September 30, 1997, the balance outstanding on a separate loan of $100,000 (with interest at 7.5% per annum), which Mr. Modi has with the Company, is $72,755.73, and all payments are current on such loan.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on the 28th day of January, 1998.

ENVIROTEST TECHNOLOGIES, INC.            ENVIROTEST SYSTEMS CORP.

By:      /s/ CHESTER C. DAVENPORT        By:      /s/ CHESTER C. DAVENPORT
    ----------------------------------       ----------------------------------
           Chester C. Davenport                     Chester C. Davenport
    CHAIRMAN OF THE BOARD OF DIRECTORS       CHAIRMAN OF THE BOARD OF DIRECTORS