Form 10-Q
period 1997-12-31
ENVIROTEST SYSTEMS CORP /DE/
filed 1998-02-10
CIK 896267

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-Q
        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                      OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                           ENVIROTEST SYSTEMS CORP.

         DELAWARE                   1-13241                06-0914220
         --------                   -------                ----------
(State or other jurisdiction     (Commission              (IRS Employer
    of incorporation)             File Number)         Identification Number)


                         ENVIROTEST TECHNOLOGIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                              36-2680300
           --------                              ----------
(State or other jurisdiction          (I.R.S. Employer Identification
of incorporation or organization)                  Number)

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
YES   X   NO
    -----   -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                    Outstanding at
          Class of Common Stock                    December 31, 1997
          ---------------------                    -----------------
  Class A Common Stock, $0.01 par value            8,832,581 shares
  Class B Common Stock, $0.01 par value            1,249,749 shares
  Class C Common Stock, $0.01 par value            2,026,111 shares

                           ENVIROTEST SYSTEMS CORP.

                                     INDEX



                                                             PAGE NO.
                                                             --------
PART I.  FINANCIAL INFORMATION
   Item 1.  Financial Statements:

            Condensed Consolidated Balance Sheets:
            December 31, 1997 and September 30, 1997              3

            Condensed Consolidated Statements of Operations:
            three months ended December 31, 1997 and 1996         4

            Condensed Consolidated Statements of Cash Flows:
            three months ended December 31, 1997 and 1996         5

            Notes to Condensed Consolidated Financial Statements  6

   Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations         9


PART II.   OTHER INFORMATION

   Item 1.  Legal Proceedings                                    12

   Item 6.  Exhibits and Reports on Form 8-K                     14


SIGNATURES                                                       15

EXHIBIT INDEX                                                    16

                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                            (AMOUNTS IN THOUSANDS)

                                                     December 31,  September 30,
                                                          1997           1997
                                                     ------------  -------------
ASSETS                                               (Unaudited)
Current assets:
   Cash and cash equivalents                              $16,536       $18,685
   Available-for-sale securities                           51,643        40,955
   Contract receivables, net                                9,203        11,789
   Prepaid and other current assets                         6,504         5,911
                                                         --------      --------
        Total current assets                               83,886        77,340

Restricted cash                                            19,865        19,567
Property, plant, and equipment, net                       188,061       188,342
Assets held under capital lease, net                       44,217        44,564
Assets held for sale, net                                  16,094        21,482
Other assets                                               27,382        28,438
                                                         --------      --------
         Total assets                                    $379,505      $379,733
                                                         --------      --------
                                                         --------      --------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                        $2,795        $3,697
   Accrued expenses and other current liabilities          35,952        23,575
   Current portion of long-term debt and capital
      lease obligations                                     8,400        10,184
   Income taxes payable                                       224           338
                                                         --------      --------
         Total current liabilities                         47,371        37,794

Senior debt, net                                          274,264       274,531
Long-term debt, net                                        24,464        33,175
Other long-term liabilities and capital lease
 obligations                                               57,186        58,609
                                                         --------      --------
         Total liabilities                                403,285       404,109

Stockholders' deficit:
  Common stock                                                165           165
  Additional paid-in capital                               60,140        60,140
  Treasury stock, at cost                                (29,003)       (29,003)
  Cumulative currency translation adjustment                    4            43
  Unrealized loss on available-for-sale securities              -            (8)
  Accumulated deficit                                    (49,508)       (50,135)
                                                         --------      --------
                                                         (18,202)       (18,798)
  Predecessor carry-over basis                            (5,578)        (5,578)
                                                         --------      --------
         Total stockholders' deficit                     (23,780)       (24,376)
                                                         --------      --------
         Total liabilities and stockholders' deficit     $379,505      $379,733
                                                         --------      --------
                                                         --------      --------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Three Months Ended
                                                              December 31,
                                                            1997         1996
                                                          -------      --------
                                                              (Unaudited)

Contract revenue                                          $36,937       $31,179
Costs of revenue                                           23,956        24,604
                                                          -------       -------
Gross profit                                               12,981         6,575

Operating costs and expenses:
   Selling, general and administrative                      4,108         4,294
   Amortization                                               597           672
                                                          -------       -------
   Income from operations                                   8,276         1,609

Other expense (income):
   Interest expense                                         8,811         9,548
   Interest income                                        (1,194)        (1,685)
   Other                                                       32           (80)
                                                          -------       -------
Income (loss) before income taxes                             627        (6,174)
      Income tax                                              -             -
                                                          -------       -------
Net Income (loss)                                            $627       ($6,174)
                                                          -------       -------
                                                          -------       -------



Net Income (loss) per share, basic                          $0.05        ($0.37)
                                                          -------       -------

Net Income (loss) per share, dilutive                       $0.05        ($0.37)
                                                          -------       -------

Basic earnings per share:
   Weighted average shares                                 12,108        16,620

Effect of dilutive securities:
   Common stock equivalents                                 1,561           -
                                                          -------       -------

Diluted earnings per share                                 13,669        16,620
                                                          -------       -------
                                                          -------       -------

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (AMOUNTS IN THOUSANDS)

                                                            Three Months Ended
                                                                December 31,
                                                            1997         1996
                                                         --------      --------
                                                               (Unaudited)

Cash flows from operating activities:                      21,055         6,853
                                                        ---------      --------

Cash flows from investing activities:
 Maturities (Purchases) of available-for-sale
   securities, net                                        (10,688)         7,991
 Purchases of property, plant and equipment               (5,432)        (3,638)
 Proceeds from sales of property, plant and equipment       5,388           -
                                                        ---------      --------
Net cash provided by (used in) investing activities      (10,732)         4,353
                                                        ---------      --------

Cash flows from financing activities:
 Proceeds from sale of Pennsylvania receivable                  -        79,405
 Repayment of long term debt and capital leases          (12,130)        (2,110)
 Capitalization of loan fees                                    -          (190)
 Decrease (increase) in restricted cash                     (298)         1,997
                                                        ---------      --------
Net cash provided by (used in) financing activities      (12,428)        79,102
                                                        ---------      --------
Effect of exchange rate on cash                              (44)             5
                                                        ---------      --------
Net increase (decrease) in cash                           (2,149)        90,313
Cash and cash equivalents, beginning of period             18,685        53,104
                                                        ---------      --------
Cash and cash equivalents, end of period                  $16,536      $143,417
                                                        ---------      --------
                                                        ---------      --------

The accompanying notes are an integral part of the condensed consolidated financial statements.

                           ENVIROTEST SYSTEMS CORP.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

     The condensed consolidated financial statements included herein have been prepared by Envirotest Systems Corp. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     The accompanying condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1997, filed with the Securities and Exchange Commission.

     Operating results for the interim periods shown in this report are not necessarily indicative of the results to be expected for any other interim period or the full fiscal year.

2.   AVAILABLE-FOR-SALE SECURITIES

     Available-for-sale securities primarily consist of corporate commercial paper and certificates of deposit with original maturities beyond three months and less than twelve months. These investments are carried at an amortized cost that approximates fair value.

3.   PENNSYLVANIA SETTLEMENT

     On December 11, 1996, the Company sold its right to receive the two remaining installment payments totaling $80.0 million (the "Receivables Assets") in principal amount due under a settlement agreement with the Commonwealth of Pennsylvania (the "Settlement Agreement") for approximately $79.4 million.

     The transaction was effected through a sale of the Receivables Assets from Envirotest Partners ("Partners"), a Pennsylvania general partnership owned by Envirotest and Envirotest Technologies, Inc., to a newly formed wholly owned subsidiary of the Company, ES Funding Corp. ("Funding"). Funding, in turn, transferred the Receivables Assets to an affiliate of a Pennsylvania bank. Funding and Partners provided certain representations in connection with the transaction, including representations as to enforceability of the Settlement Agreement against the Commonwealth, and agreed to repurchase the Receivables Assets if Partners fails to comply with its obligations under the Settlement Agreement.

     The Settlement Agreement requires the Company to use its best efforts to dispose of the assets it acquired to perform vehicle emissions testing services in Pennsylvania. If the net proceeds received by the Company from the sale of the assets is less than $55.0 million, Pennsylvania is obligated to pay the Company fifty percent of the difference up to $11.0 million plus interest at 6% from December 15, 1995 no later than July 31, 1998. The amount of this contingent payment was reduced from $15.0 million in an amendment to the Settlement Agreement that permitted the Company to complete the sale of the Receivable Assets. Should the net proceeds from the sale of the real estate and other program related assets exceed $55.0 million, the Company is obligated to pay the Commonwealth 75% of the amount by which the net proceeds exceeds $55.0 million. Based upon the experience with recent sales of these assets and the sufficiency of reserves, the Company is of the opinion that upon final disposition of properties no additional loss will be recognized.

4.   LEGAL PROCEEDINGS

     STATE OF CONNECTICUT V. ENVIROTEST SYSTEMS CORP. Under the new contract (the "Contract") entered into with the Company in April 1994, the State unilaterally decided to continue the old testing procedure and phase in the enhanced testing required by the new contract. Additionally, the Company was unable to build two test facilities, one due to the State's inability to provide the land the Contract required and the other due to the inability to obtain zoning. As a result, the Company and the State of Connecticut were in dispute concerning various financial issues related to the performance by each of their respective obligations under the Contract. The State contended that performance of the existing test, as distinct from the I/M240 procedure specified in the Contract, resulted in substantial savings to Envirotest. Envirotest complained to the State about additional costs incurred by Envirotest when the State unilaterally changed the test requirements under the Contract. In February 1996, the State issued a decision with respect to the dispute pursuant to the Contract. The Commissioner's administrative decision awarded a minimum of $2.4 million to the State which continues to accrue damages until the facilities are built. The Company received the facsimile of the State's letter on February 9, 1996 and it received the certified copy of the letter on February 12, 1996. The Company, pursuant to the Contract, filed a demand for arbitration on March 11, 1996. The Company's demand for arbitration sought a declaration that the Company owed no money to the State and to further hold that the State owed Envirotest an unspecified amount of damages. On May 1, 1996, the State filed a lawsuit in State Superior Court in Hartford to enjoin the arbitration. The issue at dispute in the lawsuit is whether the thirty-day period within which to file for arbitration commences upon receipt of the decision by facsimile as the State contends, or upon receipt of a certified letter as the Company contends. The Court has scheduled a trial to hear this issue for April 8, 1998. The Company believes that it has valid defenses against the claims made by the State.

     GANZCORP INVESTMENTS, INC. V. ENVIROTEST SYSTEMS CORP. On September 26, 1995 Ganzcorp Investments, Inc. d/b/a/ Mustang Dynamometer filed suit against Envirotest in U.S. District Court for the Northern District of Ohio. The suit alleged breach of contract and asked for damages in excess of $10.0 million. The suit was voluntarily dismissed on December 22, 1995 so that the parties could focus on settlement negotiations. No settlement was reached, and on October 8, 1997, the case was re-filed by Ganzcorp. The dispute relates to a 1993 agreement between the parties for the supply of chassis dynamometers by Ganzcorp to the Company for its emission testing programs in Ohio, Connecticut, and Pennsylvania. When the Company's testing program with the State of Pennsylvania was canceled, the Company terminated its contract with Ganzcorp. That contract with Ganzcorp contained a "termination for convenience" clause under which Ganzcorp would be allowed to make a claim for certain costs incurred but such claim would be substantially below its stated claim of more than $10.0 million. Additionally, the Company has counterclaims against Ganzcorp for breach of contract and warranty obligations which it believes to be in excess of $7.9 million. On January 28, 1998, the Court granted the parties' Joint Motion for Stay Pending Professional Mediation, to permit the parties to attempt to settle their dispute through mediation before proceeding with the litigation. The Company believes that any judgment against the Company will not have a material adverse effect on its financial condition.

     R.W. GRANGER & SONS, INC. V. ENVIROTEST SYSTEMS CORP. Granger alleges a breach of contract by the Company arising out of the retrofitting of 19 testing stations and the construction of seven new testing stations in Connecticut. The project began in 1994 and was completed in 1995. In September 1996, when Envirotest and Granger could not reach agreement on the amounts due and owing, Granger submitted a Demand for Arbitration with the regional office of the American Arbitration Association located in East Hartford, Connecticut. Granger's claim for compensation has fluctuated in amount since 1995. Granger's most recent demand was approximately $2.0 million. On October 29, 1997, the first arbitration hearing commenced and on that date, Granger filed a motion with the arbitration board to amend its demand for arbitration to include a claim under the Connecticut Unfair Trade Practices Act ("CUTPA"). Liability under that Act would expose the Company to both punitive damages and attorney's fees. On November 5, 1997, the Company filed a motion with the arbitration board in opposition to Granger's motion to amend its demand for arbitration. On November 6, 1997, the Company also filed an application for injunctive relief in State Superior Court in Hartford to enjoin Granger from amending its demand for arbitration. On November 13, 1997, Granger removed its motion to amend its demand for arbitration. On December 29, 1997, Granger filed a complaint in State Superior Court in the Judicial District of Hartford/New Britain at New Britain which alleges that the Company's failure to pay sums allegedly due and owing under the contract reference above is an unfair trade practice under the CUTPA. The arbitration hearings have continued on various dates with the final arbitration hearings scheduled for March or April of 1998.
The Company believes that it has valid defenses against the claims made by Granger, and it further believes that any judgment against the Company will not have a material adverse effect on its financial condition.

     DORE V. ENVIROTEST SYSTEMS, CORP. On March 5, 1997, Timothy Dore filed a class action suit against the Company in the Denver District Court. Dore seeks to assert claims on behalf of the class of all persons who, from January 2, 1995, to the present, paid to have a vehicle tested in the Company's metro Denver facilities. In his Amended Complaint, Dore alleges that Envirotest breached its contractual obligations to the class and negligently performed emission testing. The suit does not identify the monetary amount sought. On June 30, 1997, the Company filed a Motion to Dismiss the Amended Complaint. Dore cross-moved for summary judgment. On November 22, 1997, the court granted the Company's Motion to Dismiss the Amended Complaint. On January 6, 1998, Dore filed a Notice of Appeal in the State of Colorado Court of Appeals with respect to the trial court's order dismissing the Amended Complaint.

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

                           ENVIROTEST SYSTEMS CORP.
ITEM 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company conducts its current operations directly and through its principal wholly owned subsidiaries, Envirotest Technologies, Inc. ("ETI"), Envirotest Illinois, Inc. ("EII"), Envirotest Wisconsin, Inc. and Systems Control, Inc., a Washington corporation ("SC-WA"). The Company's British Columbia, Canada operations are conducted through a British Columbia partnership, Envirotest Canada, which is wholly-owned by the Company (through its subsidiaries).

  Certain sections of this Form 10-Q, including "Management's Discussion and Analysis of Financial Condition and Results of Operations", contain various forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, which represent the Company's expectations or beliefs concerning future events. The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. Such factors include, without limitation, general economic conditions, pending legislation and the cyclical nature of the vehicle emission testing industry. The forward looking statements include, without limitation, the amounts of reserves recognized, the amount of revenue that will be generated under a contract, the total capital expenditure requirement of a program, statements regarding the commencement of operations for a particular test site or of a particular program, the number of annual tests, the types of I/M testing programs to be adopted by states, regulatory and market changes, the growth in markets in which the Company operates, the areas of potential growth that the Company has identified, the value of contracts, renewals of contracts, amount spent in enhancements and other maintenance capital expenditures, expected realizations of backlog, the success of the remote sensing technology and its utilization in the future, ultimate outcome of pending litigation and the Company's success in foreign jurisdictions.

RESULTS OF OPERATIONS

     Contract revenues increased to $36.9 million in fiscal first quarter 1998 from $31.2 million in fiscal first quarter 1997, an increase of $5.7 million or 18.5%. This increase is primarily attributable to additional revenues of $3.7 million generated by new or extended emissions and safety programs in Illinois, Indiana and Connecticut and other net increase of $1.9 million from other factors, including increased paid test volume and contractual fee increases.

     Gross profit increased to $13.0 million in fiscal first quarter 1998 from $6.6 million in fiscal first quarter 1997, an increase of $6.4 million, or 97.4%. As a percentage of contract revenues, gross profit increased to 35.1% in fiscal first quarter 1998 from 21.1% in fiscal first quarter 1997, an absolute increase of 14.0%. This increase was primarily attributable to contribution from new or extended programs and increased paid tests. Also, margins improved from continued improvements in operational efficiencies and the reduction in the deferred charge amortization.

     Selling, general and administrative ("SG&A") expenses were $4.1 million in fiscal first quarter 1998 as compared to $4.3 million in fiscal first quarter 1997, a decrease of $0.2 million. As a precentage of contract revenues, SG&A expenses decreased to 11.1% in fiscal first quarter 1998 from 13.8% in fiscal first quarter 1997, an absolute decrease of 2.7%. This decrease as a percentage of contract revenues is due to increase in contract revenues as discussed above without associated increase in the SG&A expenses.

     Income from operations increased to $8.3 million in fiscal first quarter 1998 from $1.6 million in fiscal first quarter 1997, an increase of $6.7 million. Income from operations as a percentage of contract revenues increased to 22.4% in fiscal first quarter 1998 from 5.2% in fiscal first quarter 1997, an absolute increase of 17.2%. This increase is primarily attributable to increases in revenue, improvements in gross profit margins, and reduction in SG&A and amortization expenses.

     Interest expense decreased to $8.8 million in fiscal first quarter 1998 from $9.5 million in fiscal first quarter 1997, a decrease of $0.7 million. The decrease in interest expense primarily resulted from the repurchase of $50.0 million aggregate principal amount of the Company's 9 1/8% Senior Notes completed in September 1997.

     Interest income decreased to $1.2 million in fiscal first quarter 1998 from $1.7 million in fiscal first quarter of 1997, a decrease of $0.5 million. The decrease in interest income was primarily attributable to the lower levels of interest bearing investments resulting from the Company's debt repurchase and stock buyback for $79.0 million completed in September 1997.

     There was no income tax provision made on the pretax income in the fiscal first quarter 1998 as the Company utilized the net operating losses for which a valuation allowance was recorded in prior periods. Similarly there was no income tax credit on the pretax loss in the fiscal first quarter 1997 as a result of recording a valuation allowance to fully reserve the net deferred tax asset.

     Net income was $0.6 million in fiscal first quarter 1998 compared to a net loss of $6.2 million in fiscal first quarter 1997, an increase of $6.8 million.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

     Cash and cash equivalents, available-for-sale securities and restricted cash increased to $88.0 million at December 31, 1997 from $79.2 million at September 30, 1997. The increase of $8.8 million was primarily a result of approximately $21.1 million in cash provided by operations, including $13.5 million of customer advances, offset by the repayment of debt obligations of $12.1 million.

     The Company's primary uses of cash are the funding of the Company's capital expenditure requirements, payments on capital and operating leases, principal and interest payments, and other working capital needs. The Company's capital and operating leases currently require minimum lease payments of approximately $15.0 million in fiscal year 1998, decreasing to approximately $10.6 million in the year 2000 and further decreasing thereafter as certain leases are scheduled to expire.

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

     The Company's principal commitments at December 31, 1997 consist of capital expenditure requirements for the completion of implementation of the Illinois program estimated at $25.4 million, net of the $34.5 million in payments from the state. During fiscal 1998, the Company intends to spend approximately $3.1 million in enhancements and other maintenance capital expenditures.

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

                           ENVIROTEST SYSTEMS CORP.
                          PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

     STATE OF CONNECTICUT V. ENVIROTEST SYSTEMS CORP. Under the new contract (the "Contract") entered into with the Company in April 1994, the State unilaterally decided to continue the old testing procedure and phase in the enhanced testing required by the new contract. Additionally, the Company was unable to build two test facilities, one due to the State's inability to provide the land the Contract required and the other due to the inability to obtain zoning. As a result, the Company and the State of Connecticut were in dispute concerning various financial issues related to the performance by each of their respective obligations under the Contract. The State contended that performance of the existing test, as distinct from the I/M240 procedure specified in the Contract, resulted in substantial savings to Envirotest. Envirotest complained to the State about additional costs incurred by Envirotest when the State unilaterally changed the test requirements under the Contract. In February 1996, the State issued a decision with respect to the dispute pursuant to the Contract. The Commissioner's administrative decision awarded a minimum of $2.4 million to the State which continues to accrue damages until the facilities are built. The Company received the facsimile of the State's letter on February 9, 1996 and it received the certified copy of the letter on February 12, 1996. The Company, pursuant to the Contract, filed a demand for arbitration on March 11, 1996. The Company's demand for arbitration sought a declaration that the Company owed no money to the State and to further hold that the State owed Envirotest an unspecified amount of damages. On May 1, 1996, the State filed a lawsuit in State Superior Court in Hartford to enjoin the arbitration. The issue at dispute in the lawsuit is whether the thirty-day period within which to file for arbitration commences upon receipt of the decision by facsimile as the State contends, or upon receipt of a certified letter as the Company contends. The Court has scheduled a trial to hear this issue for April 8, 1998. The Company believes that it has valid defenses against the claims made by the State.

     GANZCORP INVESTMENTS, INC. V. ENVIROTEST SYSTEMS CORP. On September 26, 1995 Ganzcorp Investments, Inc. d/b/a/ Mustang Dynamometer filed suit against Envirotest in U.S. District Court for the Northern District of Ohio. The suit alleged breach of contract and asked for damages in excess of $10.0 million. The suit was voluntarily dismissed on December 22, 1995 so that the parties could focus on settlement negotiations. No settlement was reached, and on October 8, 1997, the case was re-filed by Ganzcorp. The dispute relates to a 1993 agreement between the parties for the supply of chassis dynamometers by Ganzcorp to the Company for its emission testing programs in Ohio, Connecticut, and Pennsylvania. When the Company's testing program with the State of Pennsylvania was canceled, the Company terminated its contract with Ganzcorp. That contract with Ganzcorp contained a "termination for convenience" clause under which Ganzcorp would be allowed to make a claim for certain costs incurred but such claim would be substantially below its stated claim of more than $10.0 million. Additionally, the Company has counterclaims against Ganzcorp for breach of contract and warranty obligations which it believes to be in excess of $7.9 million. On January 28, 1998, the Court granted the parties' Joint Motion for Stay Pending Professional Mediation, to permit the parties to attempt to settle their dispute through mediation before proceeding with the litigation. The Company believes that any judgment against the Company will not have a material adverse effect on its financial condition.

     R.W. GRANGER & SONS, INC. V. ENVIROTEST SYSTEMS CORP. Granger alleges a breach of contract by the Company arising out of the retrofitting of 19 testing stations and the construction of seven new testing stations in Connecticut. The project began in 1994 and was completed in 1995. In September 1996, when Envirotest and Granger could not reach agreement on the amounts due and owing, Granger submitted a Demand for Arbitration with the regional office of the American Arbitration Association located in East Hartford, Connecticut. Granger's claim for compensation has fluctuated in amount since 1995. Granger's most recent demand was approximately $2.0 million. On October 29, 1997, the first arbitration hearing commenced and on that date, Granger filed a motion with the arbitration board to amend its demand for arbitration to include a claim under the Connecticut Unfair Trade Practices Act ("CUTPA"). Liability under that Act would expose the Company to both punitive damages and attorney's fees. On November 5, 1997, the Company filed a motion with the arbitration board in opposition to Granger's motion to amend its demand for arbitration.
On November 6, 1997, the Company also filed an application for injunctive relief in State Superior Court in Hartford to enjoin Granger from amending its demand for arbitration. On November 13, 1997, Granger removed its motion to amend its demand for arbitration. On December 29, 1997, Granger filed a complaint in State Superior Court in the Judicial District of Hartford/New Britain at New Britain which alleges that the Company's failure to pay sums allegedly due and owing under the contract reference above is an unfair trade practice under the CUTPA. The arbitration hearings have continued on various dates with the final arbitration hearings scheduled for March or April of 1998. The Company believes that it has valid defenses against the claims made by Granger, and it further believes that any judgment against the Company will not have a material adverse effect on its financial condition.

     DORE V. ENVIROTEST SYSTEMS, CORP. On March 5, 1997, Timothy Dore filed a class action suit against the Company in the Denver District Court. Dore seeks to assert claims on behalf of the class of all persons who, from January 2, 1995, to the present, paid to have a vehicle tested in the Company's metro Denver facilities. In his Amended Complaint, Dore alleges that Envirotest breached its contractual obligations to the class and negligently performed emission testing. The suit does not identify the monetary amount sought. On June 30, 1997, the Company filed a Motion to Dismiss the Amended Complaint. Dore cross-moved for summary judgment. On November 22, 1997, the court granted the Company's Motion to Dismiss the Amended Complaint. On January 6, 1998, Dore filed a Notice of Appeal in the State of Colorado Court of Appeals with respect to the trial court's order dismissing the Amended Complaint.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K



     (a)  Exhibits

         (10.119) Separation, Release and Waiver Agreement made of the 30th day of September, 1997 by and between C. Michael Alston and Envirotest Systems Corp.

         (11) Statement of Computation of Income (Loss) Per Share

         (27) Financial Data Schedule

     (b)  Reports on Form 8-K

          1. The Company filed a report on Form 8-K on October 31, 1997, reporting that $88,332,000 aggregate principal amount of its 9 1/8% Senior Notes due 2001 were validly tendered in its debt tender offer.

                                  SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused their report to be signed on their behalf by the undersigned thereunto duly authorized.



                              ENVIROTEST SYSTEMS CORP.
                              ----------------------------
                                   (Registrant)



                              ENVIROTEST TECHNOLOGIES, INC.
                              ----------------------------
                                    (Registrant)









Date: February 10, 1998        /s/ F. Robert Miller
                             ----------------------------------------
                               F. Robert Miller
                               President and Chief Executive Officer



Date: February 10, 1998        /s/ Raj Modi
                             ----------------------------------------
                               Raj Modi
                               Vice President, Chief Financial Officer,
                               Treasurer and Assistant Secretary
                               (Principal Financial Officer)

                           ENVIROTEST SYSTEMS CORP.


                                 EXHIBIT INDEX





EXHIBIT
NUMBER:
-------
(10.119) Separation, Release and Waiver Agreement made of the 30th day of September, 1997 by and between
         C. Michael Alston and Envirotest Systems Corp.

(11)  Statement of Computation of Per Share Earnings

(27)  Financial Data Schedule