Form 10-K/A
period 1997-09-30
ENVIROTEST SYSTEMS CORP /DE/
filed 1998-04-10
CIK 896267

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                          Form 10-K/A (Amendment No. 2)

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

               COMMISSION FILE NUMBERS 33-57384-01 and 33-75406-01

                          ENVIROTEST TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                     36-2680300
(State or Other Jurisdiction                          (IRS Employer
of Incorporation or Organization)                 Identification Number)


        246 Sobrante Way                                94086-4807
     Sunnyvale, California                              (Zip Code)
(Address of Registrants' Principal
        Executive Offices)

       Registrants' Telephone Number, Including Area Code: (408) 774-6300
                         -------------------------------


          Securities Registered Pursuant to Section 12(b) of the Act:
  Class A Common Stock, $0.01 par value per share, of Envirotest Systems Corp.
                        -------------------------------
          Securities Registered Pursuant to Section 12(g) of the Act:
                                      None
                        -------------------------------

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

Item                       Description                                  Page

                                    PART III

12.      Security Ownership of Certain Beneficial
            Owners and Management                                        4

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



                                           Class A Common Stock               Class B Common Stock
                                      -----------------------------       ------------------------------
                                                       Percentage                            Percentage
                                         Number         of Class            Number            of Class
                                      Beneficially     Beneficially       Beneficially      Beneficially
                                         Owned           Owned              Owned              Owned
                                      ------------     -------------      ------------      ------------

Chester C. Davenport(a) .............   3,454,253         30.7%            2,040,775             100%
Envirotest Systems Corp.
6903 Rockledge Drive, Suite 214
Bethesda, Maryland 20817

TSG Ventures, L.P. ..................   2,246,818         25.4%                --                  --
1055 Washington Blvd
Stamford, Connecticut 06901

Chemical Equity Associates (A
California Limited Partnership)(b) ..   2,026,111         18.7%                --                  --
380 Madison Avenue, 12th Floor
New York, New York 10017

Polestar Capital Inc. ...............     768,768          8.7%                --                  --
1800 North Michigan Avenue, Suite 1905
Chicago, Illinois 60601

Appaloosa Management, L.P.(c) .......   1,224,800         13.9%
David A. Tepper
51 John F. Kennedy Parkway
Short Hills, New Jersey 07078

Kane Partners, L.P.(d) ..............     717,658          8.1%
80 East Middle Patent Road
Bedford, New York 10506

Cleveland A. Christophe(e) ..........   2,255,151         25.5%                --                  --
TSG Ventures L.P.
177 Broad Street
Stamford, Connecticut 06901

Craig M. Cogut(f) ...................      83,333           *                  --                  --

Edward Dugger, III(f) ...............      18,331           *                  --                  --

Richard L. Gelfond(g) ...............     994,291         11.12%
Chevoit Capital Advisors Inc.
P.O. Box 571
Southampton, New York 11969

R.W. Kasten, Jr.(h) .................      14,333           *                  --

F. Robert Miller(i) .................     133,320          1.5%                --                  --

Raj Modi(j) .........................     136,732          1.5%                --

C. Michael Alston(k) ................      76,216            *                 --

Lawrence Taylor(l) ..................     121,265          1.4%                --

All directors and officers as a group
(17 persons) ........................   6,683,824         56.6%            2,040,775             100%


----------------------------------

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

(d) The information on Kane Partners, L.P. and its beneficial ownership of the Class A Common Stock is based on Schedule 13G filed with the Securities and Exchange Commission on February 17, 1994.

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

(g) Represents (i) shares owned by Kane Partners, L.P.; (ii) 9,000 shares owned by Cheviot Capital Advisors (Pension Plan); (iii) options to purchase 100,000 shares of Class A Common Stock held by Cheviot Capital Advisors Inc. which are exercisable by the holder within sixty (60) days; (iv) 8,333 shares of Class A Common Stock issuable upon the exercise of options to purchase Class A Common Stock, which are exercisable at the option of the holder within sixty (60) days;
         (v) 137,000 shares held directly by Mr. Gelfond; and (vi) 22,300 shares held by trusts for which Mr. Gelfond is the trustee, for the benefit of Mr. Gelfond's children. Mr. Gelfond, a Director of the Company, is the Vice President of the General Partner of Kane
         Partners, L.P. and shares voting and investment power with respect to such shares, and is the President and sole stockholder of Cheviot Capital Advisors Inc.

(h) Includes 12,333 shares of Class A Common Stock issuable upon the exercise of options to purchase Class A Common Stock, which are exercisable at the option of the holder within sixty (60) days.

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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrants have duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on the 10th day of April, 1998.


ENVIROTEST TECHNOLOGIES, INC.            ENVIROTEST SYSTEMS CORP.


By:  /s/ Chester C. Davenport            By:    /s/ Chester C. Davenport
   ------------------------------            ------------------------------
         Chester C. Davenport                   Chester C.  Davenport
Chairman of the Board of Directors        Chairman of the Board of Directors