Form 10-Q
period 1998-03-31
ENVIROTEST SYSTEMS CORP /DE/
filed 1998-05-13
CIK 896267

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549-1004

                                      FORM 10-Q

[x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                          OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                               ENVIROTEST SYSTEMS CORP.

            DELAWARE                   1-13241                 06-0914220
  (State or  other jurisdiction      (Commission            (I.R.S. Employer
        of incorporation)            File Number)        Identification Number)


                            ENVIROTEST TECHNOLOGIES, INC.
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 36-2680300
      (State or other jurisdiction            (I.R.S. Employer Identification
   of incorporation or organization)                      Number)


                                   246 SOBRANTE WAY
                           SUNNYVALE, CALIFORNIA 94086-4807
 (Address of principal executive offices, including zip code, of registrants)

                                    (408) 774-6300
                 (Registrants' telephone number, including area code)

     Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.     YES X  NO
                                                      ---   ---

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                             Outstanding at
          Class of Common Stock              March 31, 1998
          ---------------------              --------------
   Class A Common Stock, $0.01 par value      8,839,164 shares
   Class B Common Stock, $0.01 par value      1,249,749 shares
   Class C Common Stock, $0.01 par value      2,026,111 shares


                               ENVIROTEST SYSTEMS CORP.

                                        INDEX


                                                                      PAGE NO.
                                                                      --------
PART I.    FINANCIAL INFORMATION

     Item 1.   Financial Statements:

               Condensed Consolidated Balance Sheets:
               March 31, 1998 and September 30, 1997                   3

               Condensed Consolidated Statements of Operations:
               three and six months ended March 31, 1998 and 1997      4

               Condensed Consolidated Statements of Cash Flows:
               six months ended March 31, 1998 and 1997                5

               Notes to Condensed Consolidated Financial Statements    6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations           10

PART II.   OTHER INFORMATION

     Item 1.   Legal Proceedings                                       15

     Item 6.   Exhibits and Reports on Form 8-K                        17

SIGNATURES                                                             18

EXHIBIT INDEX                                                          19


                         PART I. FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS
                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                             (AMOUNTS IN THOUSANDS)


                                                    March 31,      September 30,
                                                      1998             1997
                                                   ------------    ------------
ASSETS                                             (Unaudited)
Current assets:
   Cash and cash equivalents                        $   24,953      $   18,685
   Available-for-sale securities                        32,327          40,955
   Contract receivables, net                            12,229          11,789
   Prepaid and other current assets                      6,318           5,911
                                                   ------------    ------------
        Total current assets                            75,827          77,340

Restricted cash                                         18,868          19,567
Property, plant, and equipment, net                    190,607         188,342
Assets held under capital lease, net                    43,933          44,564
Assets held for sale, net                               15,162          21,482
Other assets                                            26,500          28,438
                                                   ------------    ------------
         Total assets                               $  370,897      $  379,733
                                                   ------------    ------------
                                                   ------------    ------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                     $2,315          $3,697
   Accrued expenses and other current liabilities       26,890          23,575
   Current portion of long-term debt and capital
      lease obligations                                  8,715          10,184
   Income taxes payable                                    415             338
                                                   ------------    ------------
         Total current liabilities                      38,335          37,794

Senior debt, net                                       274,297         274,531
Long-term debt, net                                     23,595          33,175
Other long-term liabilities and capital lease
   obligations, net                                     55,313          58,609
                                                   ------------    ------------
         Total liabilities                             391,540         404,109
                                                   ------------    ------------

Stockholders' deficit:
  Common stock                                             166             165
  Additional paid-in capital                            60,163          60,140
  Treasury stock, at cost                              (29,003)        (29,003)
  Cumulative currency translation adjustment                 3              43
  Unrealized gain (loss) on available-for-sale
     securities                                              6              (8)
  Accumulated deficit                                  (51,978)        (55,713)
                                                   ------------    ------------
         Total stockholders' deficit                   (20,643)        (24,376)
                                                   ------------    ------------
         Total liabilities and stockholders'
            deficit                                 $  370,897      $  379,733
                                                   ------------    ------------
                                                   ------------    ------------


  The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                      Three Months Ended                    Six Months Ended
                                                                           March 31,                            March 31,
                                                                ----------------------------         -------------------------------
                                                                   1998              1997               1998                 1997
                                                                ----------        ----------         ----------           ----------
                                                                         (Unaudited)                           (Unaudited)
Contract revenue                                                  $40,632           $33,715            $77,569              $64,894
Costs of revenue                                                   25,202            25,825             49,158               50,429
                                                                ----------        ----------         ----------           ----------
Gross Profit                                                       15,430             7,890             28,411               14,465

Operating costs and expenses:
   Selling, general and administrative                              4,641             4,984              8,749                9,278
   Amortization                                                       594               669              1,191                1,341
                                                                ----------        ----------         ----------           ----------
   Income from operations                                          10,195             2,237             18,471                3,846

Other expense (income):
   Interest expense                                                 8,418            10,294             17,229               19,842
   Interest income                                                 (1,347)           (2,505)            (2,541)              (4,190)
   Other                                                               16               175                 48                   95
                                                                ----------        ----------         ----------           ----------

Income (loss) before income taxes                                   3,108            (5,727)             3,735              (11,901)
      Income tax                                                      -                 -                  -                    -
                                                                ----------        ----------         ----------           ----------
Net Income (loss)                                                  $3,108           ($5,727)            $3,735             ($11,901)
                                                                ----------        ----------         ----------           ----------
                                                                ----------        ----------         ----------           ----------


Net Income (loss) per share, basic                                  $0.26            ($0.34)             $0.31               ($0.72)
                                                                ----------        ----------         ----------           ----------
                                                                ----------        ----------         ----------           ----------
Net Income (loss) per share, diluted                                $0.22            ($0.34)             $0.27               ($0.72)
                                                                ----------        ----------         ----------           ----------
                                                                ----------        ----------         ----------           ----------

Weighted average common shares
outstanding                                                        12,113            16,620             12,111               16,620
                                                                ----------        ----------         ----------           ----------
                                                                ----------        ----------         ----------           ----------

Weighted average common shares
outstanding and common equivalent
shares outstanding                                                 14,299            16,620             13,958               16,620
                                                                ----------        ----------         ----------           ----------
                                                                ----------        ----------         ----------           ----------



The accompanying notes are an integral part of the condensed consolidated financial statements.

                      ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (AMOUNTS IN THOUSANDS)


                                                             Six Months Ended
                                                                March 31,
                                                           ---------------------
                                                             1998       1997
                                                           ---------   ---------
                                                               (Unaudited)
Cash flows from operating activities:                      $ 18,596    $  1,894
                                                           ---------   ---------

Cash flows from investing activities:
   Maturities of available-for-sale securities, net           8,628       7,991
   Proceeds from sales of property, plant and equipment       6,320         -
   Purchases of property, plant and equipment               (13,891)     (4,468)
                                                           ---------   ---------
Net cash provided by investing activities                     1,057       3,523
                                                           ---------   ---------

Cash flows from financing activities:
   Proceeds from sale of Pennsylvania receivable                -        79,405
   Repayment of long term debt and capital leases           (14,049)     (4,076)
   Capitalization of loan fees                                  -          (201)
   Decrease in restricted cash                                  699       2,173
                                                           ---------   ---------
Net cash provided by (used in) financing activities         (13,350)     77,301
                                                           ---------   ---------
Effect of exchange rate on cash                                 (35)          5
                                                           ---------   ---------
Net increase in cash and cash equivalents                     6,268      82,723
Cash and cash equivalents, beginning of period               18,685      53,104
                                                           ---------   ---------
Cash and cash equivalents, end of period                   $ 24,953    $135,827
                                                           ---------   ---------
                                                           ---------   ---------


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

     Certain amounts in the consolidated financial statements have been reclassified to conform with the current period's presentation. The reclassification had no impact on previously reported net loss or stockholders' equity.

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

3.   NET INCOME (LOSS) PER SHARE

     Effective December 31, 1997, the Company adopted Financial Accounting Standards Board No. 128 "Earnings Per Share" (EPS) and accordingly all prior periods have been restated. Basic EPS is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

The following is a reconciliation of the numerator- net income/(loss) and the denominator- number of shares, used in the basic and diluted EPS calculation (amounts in thousands except per share data):



                                             Three Months Ended                            Six Months Ended
                                                  March 31,                                    March 31,
                                     -------------------------------------------------------------------------------
 Basic:                                1998                     1997                  1998                   1997
                                       ----                     ----                  ----                   ----
 Net Income (loss)                   $  3,108                 $ (5,727)             $  3,735               $(11,901)
                                     --------                 --------              --------               --------
                                     --------                 --------              --------               --------
 Weighted average common shares
 outstanding
                                       12,113                   16,620                12,111                 16,620
 Basic EPS                           $   0.26                 $  (0.34)             $   0.31               $  (0.72)
                                     --------                 --------              --------               --------
                                     --------                 --------              --------               --------

 Diluted:

 Weighted average common shares
 outstanding                           12,113                   16,620                12,111                 16,620

 Stock option common equivalents        2,186                      -                   1,847                    -

 Weighted average common shares
 outstanding and common equivalent
 shares outstanding                    14,299                   16,620                13,958                 16,620
                                     --------                 --------              --------               --------
                                     --------                 --------              --------               --------
 Diluted EPS                         $   0.22                 $  (0.34)             $   0.27               $  (0.72)
                                     --------                 --------              --------               --------
                                     --------                 --------              --------               --------



Common equivalent shares of 646,000 and 660,000 for the three months and six months ended March 31, 1997, respectively were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

In September 1997, the Company purchased 4,388,091 shares of its Class A Common Stock, par value $0.01 per share, at a price of $4.50 per share pursuant to its "Dutch" auction tender offer.

4.   LEGAL PROCEEDINGS

     On May 8, 1998, the Company and the State of Connecticut entered into an agreement (the "Agreement") settling the State's claims against the Company. The Agreement modifies the terms of the Company's existing vehicle inspection and safety inspection contracts with the State to provide among other things, for the Company to add five emissions inspection lanes to its existing network in lieu of constructing an additional station as required under the existing contracts. The Company previously disclosed that it had filed a demand for arbitration in response to a decision by the Commissioner of the Department of Motor Vehicles in February 1996 that the Company realized cost savings of $2.4 million, plus interest until paid, in connection with certain changes under the Company's contract to perform vehicle emissions testing services.

     On October 8, 1997, Ganzcorp Investments, Inc., d/b/a Mustang Dynamometer, filed suit against Envirotest in U.S. District Court for the Northern District of Ohio alleging breach of contract in connection with Envirotest's termination of its contract to supply the Company with chassis dynamometers and alleging damages in excess of $10 million. The Company filed an answer and counterclaim on October 28, 1997, denying the material allegations of the complaint principally on the grounds that the contract contained a clause permitting termination for convenience by Envirotest and asserting counterclaims in the amount of $7.9 million. On February 28, 1998, the parties entered into a Mediation Agreement providing for, among other things, a mediation conference on July 28, 1998. The Company intends to vigorously defend Ganzcorp's claims. The Company believes that any judgment against the Company will not have a material adverse effect on its financial position and results of operations.

     On December 11, 1996, the Company sold its right to receive the two remaining installment payments totaling $80.0 million (the "Receivables Assets") in principal amount due under a settlement agreement with the Commonwealth of Pennsylvania (the "Settlement Agreement") for approximately $79.4 million. Subsidiaries of the Company provided certain representations in connection with the transaction, including representations as to enforceability of the Settlement Agreement against the Commonwealth, and agreed to repurchase the Receivables Assets if the obligations under the Settlement Agreement are not complied with. This Agreement requires the Company to use its best efforts to dispose of the assets it acquired to perform vehicle emissions testing services in Pennsylvania. If the net proceeds received by the Company from the sale of the assets is less than $55.0 million, Pennsylvania is obligated to pay the Company fifty percent of the difference up to $11.0 million, plus interest at 6% from December 15, 1995, no later than July 31, 1998. Based upon the experience with recent sales of these assets and the sufficiency of reserves, the Company is of the opinion that upon final disposition of the properties, no additional loss will be recognized.

     R.W. Granger & Sons filed a Demand for Arbitration in the East Hartford, Connecticut, office of the American Arbitration Association in September 1996 alleging breach of contract and failure to pay amounts due Granger in connection with the construction of certain of the

Company's testing facilities in the State of Connecticut. On December 29, 1997, Granger filed a complaint in State Superior Court in the Judicial District of Hartford/New Britain at New Britain alleging that the Company's failure to pay amounts due to Granger is an unfair trade practice under the Connecticut Unfair Trade Practices Act. Granger is claiming damages of approximately $2.0 million. A decision in the arbitration is not expected before June 1998. The Company intends to vigorously defend Granger's claims. The Company believes that any judgment against the Company will not have a material adverse effect on its financial position and results of operations.

     On November 22, 1997, the Denver District Court granted the Company's Motion to Dismiss a class action complaint filed by Timothy Dore on behalf of all persons who paid to have a vehicle tested in the Company's metro Denver facilities from January 2, 1995 to present. The complaint alleged breach of contractual obligation to the class and the negligent performance of emissions testing under the Company's contract with the State of Colorado. On January 6, 1998, Dore filed an appeal in the State of Colorado Court of Appeals from the trial court's order of dismissal. The Company intends to vigorously defend Mr. Dore's claims. The Company believes that any judgment obtained against the Company will not have a material adverse effect on its financial position and results of operations.

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

                      ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

ITEM 2.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Envirotest is the leading provider of vehicle emissions inspection and maintenance programs in the $1.05 billion U.S. vehicle emissions testing market. The market has traditionally consisted of two types of programs: centralized test-only programs where emissions tests are conducted by private contractors or government agencies, and decentralized programs where tests are performed by gas stations and garages. The Company is the most experienced operator in the $250 million centralized market segment, where it has tested more than 150 million vehicles since its inception. The Company is implementing a strategy to penetrate the $800 million decentralized market segment through (i) strategic alliances with retail gasoline distribution companies and other companies with strong brand identity, and (ii) commercialization of its proprietary remote sensing technology, which can unobtrusively measure the emissions of up to 4,000 moving vehicles per hour. The Company has also established a presence, in conjunction with strategic local partners, to participate in the expanding international market for vehicle testing services.

     The Company conducts its current operations directly and through its principal wholly owned subsidiaries, Envirotest Technologies, Inc. ("ETI"), Envirotest Illinois, Inc. ("EII"), Envirotest Wisconsin, Inc. and Envirotest Systems Corp., a Washington corporation ("ESC-WA"). The Company's British Columbia, Canada operations are conducted through a British Columbia partnership, Envirotest Canada, which is wholly-owned by the Company (through its subsidiaries).

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

RECENT DEVELOPMENTS

     On November 18, 1997, the Company entered into an agreement with the City of New York to conduct a pilot testing program using its remote sensing technology in New York City. The three-week program will be conducted during May 1998 and will gather emissions data on vehicles entering the city.

     On December 30, 1997 and January 23, 1998, the Company entered into agreements for the lease of eight remote sensing units in Taiwan. The agreements provide for four units each to be leased to two Taiwanese companies for the purpose of collecting fleet emissions data under their contracts with the Taiwanese government. The data will be used to determine the technology's most appropriate role in future pollution abatement programs in the cities of Taipei and Kaohsiung and their surrounding areas. The value of the six-month leases and related engineering services to be provided by the Company is expected to total $850,000 in revenues.

     On April 13, 1998, the Company entered into an agreement with the Atlantic Richfield Company ("ARCO") to operate up to 80 test-only emissions stations in the Southern California counties of Los Angeles, Orange, Riverside, San Bernardino, San Diego and Ventura. Envirotest will operate the stations under ARCO's "SMOGPROS Test-Only" trademark. The Company expects to open the initial 40-station network in ten-station increments, with the first stations opening by July 1998. Additional increments of ten stations are expected to open every 60
- 90 days thereafter. The agreement has an initial term of ten years and an option for Envirotest to extend for an additional five years.

     On April 22, 1998, the Company entered into an agreement with the State of Minnesota to extend its contract with the State for one year to June 30, 1999. The Company conducts approximately one million tests each year in Minnesota, and generated revenue of approximately $7.0 million in fiscal 1997.

     On May 1, 1998, the Company exercised its right to extend its contracts with the State of Tennessee and the Metropolitan Government of Nashville and Davidson County to June 30, 2001. The Company performs approximately 730,000 paid tests each year in Tennessee, and generated revenue of approximately $3.6 million in fiscal 1997.

RESULTS OF OPERATIONS

     Contract revenues increased to $40.6 million in fiscal second quarter 1998 from $33.7 million in fiscal second quarter 1997, an increase of $6.9 million or 20.5%. For the six months ended March 31, 1998, contract revenues were $77.6 million, an increase of $12.7 million, or 19.5%, over contract revenues of $64.9 million for the corresponding period in fiscal 1997. The increase in contract revenues in fiscal second quarter 1998 as compared to fiscal second quarter 1997 was attributable to several factors including the extended contract in Illinois, increased paid test volume, and contractual fee increases.

     The increase in contract revenues of $12.7 million for the six months ended March 31, 1998 over the same period in the prior fiscal year resulted primarily from the factors discussed above and new emissions and safety contracts in Indiana and Connecticut, respectively.

     Gross profit increased to $15.4 million in fiscal second quarter 1998 from $7.9 million in fiscal second quarter 1997, an increase of $7.5 million, or 95.6%. As a percentage of contract revenues, gross profit increased to 38.0% in fiscal second quarter 1998 from 23.4% in fiscal second quarter 1997, an absolute increase of 14.6%. These increases were primarily attributable to increased revenues and continued improvements in operational efficiencies.

     For the six months ended March 31, 1998, gross profit increased to $28.4 million from $14.5 million for the corresponding period in fiscal 1997, an increase of $13.9 million or 96.4%. As a percentage of contract revenues, gross profit increased to 36.6% from 22.3% in the corresponding period in fiscal 1997, an absolute increase of 14.3%. These increases were attributable to the same factors as for the fiscal second quarter discussed above, and the reduction in the deferred charge amortization.

     Selling, general and administrative ("SG&A") expenses decreased to $4.6 million in fiscal second quarter 1998 from $5.0 million in fiscal second quarter 1997, a decrease of $0.4 million or 6.9%. As a percentage of contract revenues, SG&A expenses decreased to 11.4% in fiscal second quarter 1998 from 14.8% in fiscal second quarter 1997, an absolute decrease of 3.4%. For the six months ended March 31, 1998, SG&A decreased to $8.7 million from $9.3 million for the corresponding period in fiscal 1997, a decrease of $0.6 million or 5.7%. As a percentage of contract revenues, SG&A expenses decreased to 11.3% for the six months ended March 31, 1998 from 14.3% for the corresponding period in 1997, an
absolute decrease of 3.0%.   The decrease as a percentage of contract revenue in
both fiscal first and second quarter 1998 is due to increases in contract revenues as discussed above without associated increases in the SG&A expenses.

     Income from operations increased to $10.2 million in fiscal second quarter 1998 from $2.2 million in fiscal second quarter 1997, an increase of $8.0 million. Income from operations as a percentage of contract revenues increased to 25.1% in fiscal second quarter 1998 from 6.6% in fiscal second quarter 1997, an absolute increase of 18.5%. For the six months ended March 31, 1998 income from operations increased to $18.5 million from $3.8 million. Income from operations as a percentage of contract revenues increased to 23.8% in the six months ended March 31, 1998 from 5.9% in the six months ended March 31, 1997, an absolute increase of 17.9%. The increase for the second fiscal quarter 1998 and six months ended March 31, 1998 is primarily attributable to increases in revenue, improvements in gross profit margins, and reductions in SG&A and amortization expenses.

     Interest expense decreased to $8.4 million in fiscal second quarter 1998 from $10.3 million in fiscal second quarter 1997, a decrease of $1.9 million. For the six months ended March 31, 1998, interest expense decreased to $17.2 million from $19.8 million in the corresponding period of the prior year, a decrease of $2.6 million. This decrease in interest expense primarily resulted from the repurchase of $50 million aggregate principal amount of the Company's 91/8% Senior Notes completed in September 1997 and prepayment of debt associated with a project financing.

     Interest income decreased to $1.3 million in fiscal second quarter 1998 from $2.5 million in fiscal second quarter of 1997, a decrease of $1.2 million. For the six months ended March 31, 1998, interest income decreased to $2.5 million compared to $4.2 million in the corresponding period of the prior year. The decrease in interest income was primarily attributable to the lower levels of interest bearing investments resulting from the application of cash in connection with the Company's debt repurchase and stock buyback for $79.0 million completed in September 1997.

     There was no income tax provision on the pretax income in the fiscal second quarter 1998 or the six months ended March 31, 1998, as the Company utilized the net operating losses for which a valuation allowance was recorded in prior periods. Similarly, there was no income tax credit on the pretax loss for the fiscal second quarter 1997 and the six months ended March 31, 1997 as a result of recording a valuation allowance to fully reserve the net deferred tax asset.

     Net income was $3.1 million in fiscal second quarter 1998 compared to a net loss of $5.7 million in fiscal second quarter 1997, an increase of $8.8 million. For the six months ended March 31, 1998, net income was $3.7 million compared to a net loss of $11.9 million for the corresponding period in fiscal 1997, an increase of $15.6 million.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

     Cash and cash equivalents, available-for-sale securities and restricted cash decreased to $76.1 million at March 31, 1998 from $79.2 million at September 30, 1997. The decrease of $3.1 million was primarily a result of the repayment of debt obligations and capital lease payments of $14.0 million, included in cash used in financing activities and construction progress payments of $7.6 million, net of assets sales of $6.3 million, included in cash used in investing activities, offset by approximately $18.6 million in cash provided by operations.

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

     The Company's principal commitments at March 31, 1998 consist of capital expenditure requirements to complete the implementation of the Illinois program estimated at $12.3 million, net of the $34.1 million in payments from the state. During the remainder of fiscal 1998, the Company intends to spend approximately $7.0 million in a new business initiative, program enhancements and other maintenance capital expenditures.

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

YEAR 2000 COMPLIANCE

     Like many companies, the Company is reliant on technology to deliver services to its customers. During 1998, the Company will utilize internal and external resources to identify, correct or reprogram and test its computer systems for year 2000 compliance. The "Year 2000" problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have date sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. The Company expects to replace some systems and modify others as part of this process. Based on preliminary assessments at this time, the Company does not expect to incur significant operating expenses or be required to invest heavily in computer system improvements in order to be year 2000 compliant. However, there can be no assurance that the systems of other companies on which the Company's operations rely will also be converted in a timely manner, or that any such failure to convert by another company will not have adverse effect on the Company's operations.

                               ENVIROTEST SYSTEMS CORP.
                             PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     On May 8, 1998, the Company and the State of Connecticut entered into an agreement (the "Agreement") settling the State's claims against the Company. The Agreement modifies the terms of the Company's existing vehicle inspection and safety inspection contracts with the State to provide among other things, for the Company to add five emissions inspection lanes to its existing network in lieu of constructing an additional station as required under the existing contracts. The Company previously disclosed that it had filed a demand for arbitration in response to a decision by the Commissioner of the Department of Motor Vehicles in February 1996 that the Company realized cost savings of $2.4 million, plus interest until paid, in connection with certain changes under the Company's contract to perform vehicle emissions testing services.

     On October 8, 1997, Ganzcorp Investments, Inc., d/b/a Mustang Dynamometer, filed suit against Envirotest in U.S. District Court for the Northern District of Ohio alleging breach of contract in connection with Envirotest's termination of its contract to supply the Company with chassis dynamometers and alleging damages in excess of $10 million. The Company filed an answer and counterclaim on October 28, 1997, denying the material allegations of the complaint principally on the grounds that the contract contained a clause permitting termination for convenience by Envirotest and asserting counterclaims in the amount of $7.9 million. On February 28, 1998, the parties entered into a Mediation Agreement providing for, among other things, a mediation conference on July 28, 1998. The Company intends to vigorously defend Ganzcorp's claims. The Company believes that any judgment against the Company will not have a material adverse effect on its financial position and results of operations.

     On December 11, 1996, the Company sold its right to receive the two remaining installment payments totaling $80.0 million (the "Receivables Assets") in principal amount due under a settlement agreement with the Commonwealth of Pennsylvania (the "Settlement Agreement") for approximately $79.4 million. Subsidiaries of the Company provided certain representations in connection with the transaction, including representations as to enforceability of the Settlement Agreement against the Commonwealth, and agreed to repurchase the Receivables Assets if the obligations under the Settlement Agreement are not complied with. This Agreement requires the Company to use its best efforts to dispose of the assets it acquired to perform vehicle emissions testing services in Pennsylvania. If the net proceeds received by the Company from the sale of the assets is less than $55.0 million, Pennsylvania is obligated to pay the Company fifty percent of the difference up to $11.0 million, plus interest at 6% from December 15, 1995, no later than July 31, 1998. Based upon the experience with recent sales of these assets and the sufficiency of reserves, the Company is of the opinion that upon final disposition of the properties, no additional loss will be recognized.

     R.W. Granger & Sons filed a Demand for Arbitration in the East Hartford, Connecticut, office of the American Arbitration Association in September 1996 alleging breach of contract and failure to pay amounts due Granger in connection with the construction of certain of the Company's testing facilities in the State of Connecticut. On December 29, 1997, Granger filed a complaint in State Superior Court in the Judicial District of Hartford/New Britain at New Britain alleging that the Company's failure to pay amounts due to Granger is an unfair trade practice under the Connecticut Unfair Trade Practices Act. Granger is claiming damages of approximately $2.0 million. A decision in the arbitration is not expected before June 1998. The Company intends to vigorously defend Granger's claims. The Company believes that any judgment against the Company will not have a material adverse effect on its financial position and results of operations.

     On November 22, 1997, the Denver District Court granted the Company's Motion to Dismiss a class action complaint filed by Timothy Dore on behalf of all persons who paid to have a vehicle tested in the Company's metro Denver facilities from January 2, 1995 to present. The complaint alleged breach of contractual obligation to the class and the negligent performance of emissions testing under the Company's contract with the State of Colorado. On January 6, 1998, Dore filed an appeal in the State of Colorado Court of Appeals from the trial court's order of dismissal. The Company intends to vigorously defend Mr. Dore's claims. The Company believes that any judgment obtained against the Company will not have a material adverse effect on its financial position and results of operations.

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

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Employment Agreements
     ---------------------
     (10.120) Employment Agreement made as of the 1st day of March, 1998, by and between Mark Thomas and Envirotest Systems Corp.

     (10.121) Amendment of the Separation, Release and Waiver Agreement, dated as of September 30, 1997, by and between C. Michael Alston and Envirotest Systems Corp., made as of the 20th day of April, 1998

     (10.122) Amendment of the Employment Agreement by and between Raj G. Modi and Envirotest Systems Corp. dated January 1, 1996, made as of the 21st day of April, 1998

     Material Contracts
     ------------------
     (10.123) Amendment Number Six to the General Conditions of the Contract for the Establishment and Operation of Motor Vehicle Inspection/Maintenance Program for the State of Minnesota Pollution Control Agency between Envirotest Technologies, Inc. and the Minnesota Pollution Control Agency dated April 22, 1998

     (10.124) Letter from Metropolitan Government of Nashville and Davidson County to Envirotest Systems Corp. dated April 1, 1998

     (10.125) Letter from Envirotest Systems Corp. to the Bureau of Environmental Services, Metropolitan Health Department of the Metropolitan Government of Nashville and Davidson County dated May 1, 1998

     (10.126) Amendment 4 to Contract No. RV-5-00575-5-00 Between the State of Tennessee, Department of Environment and Conservation and Envirotest Systems Corp. dated as of May 5, 1998

     (27)       Financial Data Schedule




(b)  Reports on Form 8-K

     1. The Company filed a report on Form 8-K on May 7, 1998, reporting that the Company is exploring strategic alternatives to maximize shareholder value.

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


                                   ENVIROTEST SYSTEMS CORP.
                                   ------------------------
                                          (Registrant)


                                   ENVIROTEST TECHNOLOGIES, INC.
                                   -----------------------------
                                          (Registrant)





Date:  May 13, 1998                /s/ F. Robert Miller
                                   --------------------------------------------
                                       F. Robert Miller
                                       President and Chief Executive Officer



Date: May 13, 1998                 /s/ Raj Modi
                                   --------------------------------------------
                                       Raj Modi
                                       Vice President, Chief Financial Officer,
                                       Treasurer and Assistant Secretary
                                       (Principal Financial Officer)

                               ENVIROTEST SYSTEMS CORP.


                                    EXHIBIT INDEX



EXHIBIT
NUMBER:

Employment Agreements
---------------------
(10.120) Employment Agreement made as of the 1st day of March, 1998, by and between Mark Thomas and Envirotest Systems Corp.

(10.121) Amendment of the Separation, Release and Waiver Agreement, dated as of September 30, 1997, by and between C. Michael Alston and Envirotest Systems Corp., made as of the 20th day of April, 1998

(10.122) Amendment of the Employment Agreement by and between Raj G. Modi and Envirotest Systems Corp. dated January 1, 1996, made as of the 21st day of April, 1998

Material Contracts
------------------
(10.123) Amendment Number Six to the General Conditions of the Contract for the Establishment and Operation of Motor Vehicle
           Inspection/Maintenance Program for the State of Minnesota Pollution Control Agency between Envirotest Technologies, Inc. and the Minnesota Pollution Control Agency dated April 22, 1998

(10.124) Letter from Metropolitan Government of Nashville and Davidson County to Envirotest Systems Corp. dated April 1, 1998

(10.125) Letter from Envirotest Systems Corp. to the Bureau of Environmental Services, Metropolitan Health Department of the Metropolitan Government of Nashville and Davidson County dated May 1, 1998

(10.126) Amendment 4 to Contract No. RV-5-00575-5-00 Between the State of Tennessee, Department of Environment and Conservation and Envirotest Systems Corp. dated as of May 5, 1998

(27)       Financial Data Schedule