Form 10-Q
period 1998-06-30
ENVIROTEST SYSTEMS CORP /DE/
filed 1998-08-13
CIK 896267

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                            ENVIROTEST SYSTEMS CORP.

           DELAWARE                          1-13241                        06-0914220
-------------------------------  -------------------------------  -------------------------------
 (State or other jurisdiction              (Commission                   (I.R.S. Employer
       of incorporation)                  File Number)                Identification Number)

                                  ENVIROTEST TECHNOLOGIES, INC.
                     (Exact name of registrant as specified in its charter)

           DELAWARE                                                         36-2680300
-------------------------------                                   -------------------------------
 (State or other jurisdiction                                     (I.R.S. Employer Identification
      of incorporation or                                                     Number)
         organization)

                                246 SOBRANTE WAY
                            SUNNYVALE, CA 94086-4807
  (Address of principal executive offices, including zip code, of registrants)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                      OUTSTANDING AT
       CLASS OF COMMON STOCK           JUNE 30, 1998
------------------------------------  ---------------
Class A Common Stock, $0.01 par             8,842,248
 value                                         shares
Class B Common Stock, $0.01 par             1,249,749
 value                                         shares
Class C Common Stock, $0.01 par             2,026,111
 value                                         shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

                                     INDEX

PART I. FINANCIAL INFORMATION                                                         PAGE NO.
Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets:
           June 30, 1998 and September 30, 1997.....................................      3

           Condensed Consolidated Statements of Operations:
           three and nine months ended June 30, 1998 and 1997.......................      4

           Condensed Consolidated Statements of Cash Flows:
           nine months ended June 30, 1998 and 1997.................................      5

           Notes to Condensed Consolidated Financial Statements.....................      6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations............................      9

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings........................................................     14

Item 6.    Exhibits and Reports on Form 8-K.........................................     16

SIGNATURES..........................................................................     17

EXHIBIT INDEX.......................................................................     18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (AMOUNTS IN THOUSANDS)

                                       ASSETS

                                                                           SEPTEMBER
                                                                              30,
                                                                              1997
                                                              JUNE 30,    ------------
                                                                1998
                                                            ------------
                                                            (UNAUDITED)
Current assets:
  Cash and cash equivalents...............................  $    32,702   $    18,685
  Available-for-sale securities, net......................       28,127        40,955
  Contract receivables, net...............................       11,597        11,789
  Prepaid and other current assets........................        7,145         5,911
                                                            ------------  ------------
      Total current assets................................       79,571        77,340

Restricted cash...........................................       19,122        19,567
Property, plant, and equipment, net.......................      203,056       188,342
Assets held under capital lease, net......................       43,587        44,564
Assets held for sale, net.................................       11,868        21,482
Other assets..............................................       25,665        28,438
                                                            ------------  ------------
      Total assets........................................  $   382,869   $   379,733
                                                            ------------  ------------
                                                            ------------  ------------

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:......................................
  Accounts payable........................................  $     2,780   $     3,697
  Accrued expenses and other current liabilities..........       35,124        23,575
  Current portion of long-term debt and capital lease
    obligations...........................................        8,875        10,184
  Income taxes payable....................................           75           338
                                                            ------------  ------------
      Total current liabilities...........................       46,854        37,794

Senior debt, net..........................................      274,331       274,531
Long-term debt............................................       22,715        33,175
Other long-term liabilities and capital lease
  obligations.............................................       53,678        58,609
                                                            ------------  ------------
      Total liabilities                                         397,578       404,109
                                                            ------------  ------------
Stockholders' deficit:
  Common stock............................................          166           165
  Additional paid-in capital..............................       60,173        60,140
  Treasury stock, at cost.................................      (29,003 )     (29,003 )
  Cumulative currency translation adjustment..............         (137 )          43
  Unrealized loss on available-for-sale securities........           (3 )          (8 )
  Accumulated deficit.....................................      (45,905 )     (55,713 )
                                                            ------------  ------------
      Total stockholders' deficit.........................      (14,709 )     (24,376 )
                                                            ------------  ------------
      Total liabilities and stockholders' deficit.........  $   382,869   $   379,733
                                                            ------------  ------------
                                                            ------------  ------------

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      THREE MONTHS ENDED   NINE MONTHS ENDED JUNE
                                                                           JUNE 30,                 30,
                                                                     --------------------  ----------------------
                                                                       1998       1997        1998        1997
                                                                     ---------  ---------  ----------  ----------
                                                                         (UNAUDITED)            (UNAUDITED)
Contract revenue...................................................  $  45,137  $  36,909  $  122,706  $  101,803
Costs of revenue...................................................     25,454     23,619      74,612      74,048
                                                                     ---------  ---------  ----------  ----------
  Gross profit.....................................................     19,683     13,290      48,094      27,755

Operating costs and expenses:
  Selling, general and administrative..............................      5,572      4,688      14,321      13,967
  Amortization.....................................................        583        520       1,774       1,861
  Gain on Pennsylvania settlement..................................     --         (3,950)     --          (3,950)
                                                                     ---------  ---------  ----------  ----------
  Income from operations                                                13,528     12,032      31,999      15,877

Other expense (income):
  Interest expense.................................................      8,478     10,262      25,707      30,104
  Interest income..................................................     (1,235)    (2,381)     (3,776)     (6,571)
  Other............................................................         12         18          60         112
                                                                     ---------  ---------  ----------  ----------

Income (loss) before income taxes..................................      6,273      4,133      10,008      (7,768)
  Income tax.......................................................        200     --             200      --
                                                                     ---------  ---------  ----------  ----------

Net Income (loss)..................................................  $   6,073  $   4,133  $    9,808  $   (7,768)
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------

Net Income (loss) per share, basic.................................  $    0.50  $    0.25  $     0.81  $    (0.47)
                                                                     ---------  ---------  ----------  ----------
Net Income (loss) per share, diluted...............................  $    0.40  $    0.24  $     0.67  $    (0.47)
                                                                     ---------  ---------  ----------  ----------

Weighted average common shares outstanding.........................     12,116     16,620      12,113      16,620
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------

Weighted average common shares outstanding and common equivalent
 shares outstanding................................................     15,216     17,241      14,542      16,620
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (AMOUNTS IN THOUSANDS)

                                                                                            NINE MONTHS ENDED JUNE
                                                                                                     30,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            -----------  ---------
                                                                                                 (UNAUDITED)
Cash flows from operating activities:.....................................................  $    38,239  $  10,836
                                                                                            -----------  ---------

Cash flows from investing activities:
      Purchases of available-for-sale securities..........................................     (155,887)   (52,466)
      Maturities of available-for-sale securities.........................................      168,710      7,991
      Unrealized gains on available-for-sale securities...................................            5          3
      Proceeds from sales of property, plant and equipment................................        9,614      8,170
      Purchases of property, plant and equipment..........................................      (30,866)    (8,291)
                                                                                            -----------  ---------
Net cash used in investing activities.....................................................       (8,424)   (44,593)
                                                                                            -----------  ---------
Cash flows from financing activities:
      Proceeds from sale of Pennsylvania receivable.......................................      --          79,405
      Repayment of long term debt and capital leases......................................      (16,169)    (6,350)
      Capitalization of loan fees.........................................................      --            (208)
      Decrease in restricted cash.........................................................          445      1,432
      Other...............................................................................      --               3
                                                                                            -----------  ---------
Net cash provided by (used in) financing activities.......................................      (15,724)    74,282
                                                                                            -----------  ---------
Effect of exchange rate on cash...........................................................          (74)         5
                                                                                            -----------  ---------
Net increase in cash and cash equivalents.................................................       14,017     40,530
Cash and cash equivalents, beginning of period............................................       18,685     53,104
                                                                                            -----------  ---------
Cash and cash equivalents, end of period..................................................  $    32,702  $  93,634
                                                                                            -----------  ---------
                                                                                            -----------  ---------

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

    Certain amounts in the consolidated financial statements have been reclassified to conform with the current period's presentation. The reclassification had no impact on previously reported net income (loss) or stockholders' deficit.

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

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

3. NET INCOME (LOSS) PER SHARE (CONTINUED)
    The following is a reconciliation of the numerator- net income/(loss) and the denominator- number of shares, used in the basic and diluted EPS calculation (amounts in thousands except per share data):

                                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                              JUNE 30,              JUNE 30,
                                                                        --------------------  --------------------
                                                                          1998       1997       1998       1997
                                                                        ---------  ---------  ---------  ---------
Basic:
Net Income (loss).....................................................  $   6,073  $   4,133  $   9,808  $  (7,768)
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Weighted average common shares outstanding............................     12,116     16,620     12,113     16,620
Basic EPS.............................................................  $    0.50  $    0.25  $    0.81  $   (0.47)
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

Diluted:
Weighted average common shares outstanding............................     12,116     16,620     12,113     16,620
                                                                        ---------  ---------  ---------  ---------
Stock option common equivalents.......................................      3,100        621      2,429     --
Weighted average common shares outstanding and common equivalent
 shares outstanding...................................................     15,216     17,241     14,542     16,620
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Diluted EPS...........................................................  $    0.40  $    0.24  $    0.67  $   (0.47)
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

    Common equivalent shares of 642,000 for the nine months ended June 30, 1997 were excluded from the shares used to calculate diluted EPS as their effect is anti-dilutive.

    In September 1997, the Company purchased 4,388,091 shares of its Class A Common Stock, par value $0.01 per share, at a price of $4.50 per share pursuant to its "Dutch" auction tender offer.

4. LEGAL PROCEEDINGS

    On May 8, 1998, the Company and the State of Connecticut entered into an agreement (the "Agreement") settling the State's claims against the Company, except for certain penalties unrelated to the settled claims which the parties are to negotiate, and the Company's claims against the State. The Agreement modifies the terms of the Company's existing vehicle inspection and safety inspection contracts with the State to provide among other things, for the Company to add five emissions inspection lanes to its existing network in lieu of constructing an additional station as required under the existing contracts. The Company previously disclosed that it had filed a demand for arbitration in response to a decision by the Commissioner of the Department of Motor Vehicles in February 1996 that the Company realized cost savings of $2.4 million, plus interest until paid, in connection with certain changes under the Company's contract to perform vehicle emissions testing services.

    On October 8, 1997, Ganzcorp Investments, Inc., d/b/a Mustang Dynamometer, filed suit against Envirotest in U.S. District Court for the Northern District of Ohio alleging breach of contract in connection with Envirotest's termination of its contract to supply the Company with chassis dynamometers and alleging damages in excess of $10 million. The Company filed an answer and counterclaim on October 28, 1997, denying the material allegations of the complaint, asserting defenses based on, among other things, the clause in the contract permitting termination for convenience by Envirotest and asserting counterclaims in the amount of $7.9 million for breaches of warranty and contract by Mustang. On February 28, 1998, the parties entered into a Mediation Agreement providing for, among other things, a mediation conference on July 28, 1998. While the parties continue to discuss settlement of the matter, the

                   ENVIROTEST SYSTEMS CORP. AND SUBSIDIARIES

4. LEGAL PROCEEDINGS (CONTINUED)
Company is unable to predict the outcome of these discussions. The Company intends to vigorously defend against Ganzcorp's claims and to pursue Envirotest's counterclaims. The Company believes that any judgment against the Company will not have a material adverse effect on its financial position and results of operations.

    On July 31, 1998, the Company received approximately $12.7 million from the Commonwealth of Pennsylvania in payment of the final installment due to the Company under the Settlement Agreement, dated December 15, 1995 (the "Settlement Agreement"), between the Company and the Commonwealth. The Settlement Agreement required the Company to utilize its best efforts to dispose of the assets it acquired to perform vehicle emissions testing services in Pennsylvania. Under the terms of the Settlement Agreement, if the net proceeds received by the Company was less than $55 million, the Commonwealth was required to pay the Company fifty percent of the difference up to $11 million, plus interest at 6% from December 15, 1995. Each of the Company and Commonwealth has now satisfied all obligations due to the other under the Settlement Agreement.

    R.W. Granger & Sons filed a Demand for Arbitration in the East Hartford, Connecticut, office of the American Arbitration Association in September 1996 alleging breach of contract and failure to pay amounts due Granger in connection with the construction of certain of the Company's testing facilities in the State of Connecticut. On December 29, 1997, Granger filed a complaint in State Superior Court in the Judicial District of Hartford/New Britain at New Britain alleging that the Company's failure to pay amounts due to Granger is an unfair trade practice under the Connecticut Unfair Trade Practices Act. The Arbitrators awarded Granger approximately $495,000, including the costs of the Arbitration, in a decision rendered on August 12, 1998. Granger was claiming damages of approximately $2.0 million in its Demand for Arbitration. The Company intends to vigorously defend against Granger's remaining claim in State Superior Court. The Company believes that any judgment against the Company with respect to the remaining claim will not have a material adverse effect on its financial position and results of operations.

    On November 22, 1997, the Denver District Court granted the Company's Motion to Dismiss a class action complaint filed by Timothy Dore on behalf of all persons who paid to have a vehicle tested in the Company's metro Denver facilities from January 2, 1995 to present. The complaint alleged breach of contractual obligation to the class and the negligent performance of emissions testing under the Company's contract with the State of Colorado. On January 6, 1998, Dore filed an appeal in the State of Colorado Court of Appeals from the trial court's order of dismissal. On June 1, 1998 Dore filed a motion to dismiss the appeal and on June 15, 1998 the State of Colorado Court of Appeals granted the motion to dismiss the appeal with prejudice. On June 1, 1998, the attorneys for Dore filed a new class action complaint in the Boulder District Court. The new complaint has replaced Timothy Dore with two new representative Plaintiffs, Jay Sherrit and Arthur D. Gonzales, and the new complaint is brought on behalf of virtually the identical class. Although the new complaint purports to state new causes of action, it alleges claims for breach of contract and negligence which are similar to Dore's class action complaint. On June 23, 1998 the Company filed a Motion to Change Venue to the Denver District Court. The Company intends to vigorously defend against Plaintiff's claims. The Company believes that any judgment obtained against the Company will not have a material adverse effect on its financial position and results of operations.

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

    The Company conducts its current operations directly and through its principal wholly owned subsidiaries, Envirotest Technologies, Inc., Envirotest Illinois, Inc., Envirotest Wisconsin, Inc. and Envirotest Systems Corp., a Washington corporation. The Company's British Columbia, Canada operations are conducted through a British Columbia partnership, Envirotest Canada, which is wholly-owned by the Company (through its subsidiaries).

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

RECENT DEVELOPMENTS

    On November 18, 1997, the Company entered into an agreement with the City of New York to conduct a pilot testing program using its remote sensing technology in New York City. The three-week program was conducted during May 1998 and gathered emissions data on vehicles entering the city.

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

The value of the six-month leases and related engineering services provided by the Company totaled $850,000 in revenues.

    On April 13, 1998, the Company entered into an agreement with the Atlantic Richfield Company ("ARCO") to operate up to 80 test-only emissions stations in the Southern California counties of Los Angeles, Orange, Riverside, San Bernardino, San Diego and Ventura. Envirotest will operate the stations under ARCO's "SMOGPROS Test-Only" trademark. The Company expects to open the initial 40-station network in ten-station increments. The first stations opened in July 1998. Additional increments of ten stations are expected to open every 60-90 days thereafter. The agreement has an initial term of ten years and an option for Envirotest to extend for an additional five years.

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

    On June 18, 1998, the Company signed a contract with the State of Kentucky to conduct centralized emissions testing in three Northern counties following a competitive procurement. It is expected that 140,000 tests per year will be performed generating $23 million over the operational term of the contract that begins in June 1999 and ends in June 2008. The State has advised the Company that one of the participants in the procurement has filed a protest. Until the protest is resolved, the Company will not make any significant expenditures toward the program. The Company is not able to predict the outcome of the protest.

    On July 2, 1998, the Company entered into a Sponsorship Agreement with WorldCom Technologies, Inc. ("WorldCom") pursuant to which the Company intends to advertise a long distance telephone program offered by WorldCom in certain of the Company's vehicle emissions testing facilities. WorldCom will rebate the vehicle emissions test fees paid by eligible motorists who sign up for WorldCom services. The Company is to receive a percentage of the revenue paid to WorldCom.

RESULTS OF OPERATIONS

    Contract revenues increased to $45.1 million in fiscal third quarter 1998 from $36.9 million in fiscal third quarter 1997, an increase of $8.2 million or 22.3%. For the nine months ended June 30, 1998, contract revenues were $122.7 million, an increase of $20.9 million, or 20.5%, over contract revenues of $101.8 million for the corresponding period in fiscal 1997. The increase in contract revenues in fiscal third quarter 1998 as compared to fiscal third quarter 1997 was attributable to several factors including the extended contract in Illinois, increased paid test volume, and contractual fee increases.

    The increase in contract revenues of $20.9 million for the nine months ended June 30, 1998 over the same period in the prior fiscal year resulted primarily from the factors discussed above and new emissions and safety contracts in Indiana and Connecticut, respectively.

    Gross profit increased to $19.7 million in fiscal third quarter 1998 from $13.3 million in fiscal third quarter 1997, an increase of $6.4 million, or 48.1%. As a percentage of contract revenues, gross profit increased to 43.6% in fiscal third quarter 1998 from 36.0% in fiscal third quarter 1997, an absolute increase of 7.6%. These increases were primarily attributable to increased revenues and continued improvements in operational efficiencies.

    For the nine months ended June 30, 1998, gross profit increased to $48.1 million from $27.8 million for the corresponding period in fiscal 1997, an increase of $20.3 million or 73.3%. As a percentage of contract revenues, gross profit increased to 39.2% from 27.3% in the corresponding period in fiscal 1997, an absolute increase of 11.9%. These increases were attributable to the same factors as for the fiscal third quarter discussed above, and the reduction in the deferred charge amortization.

    Selling, general and administrative ("SG&A") expenses increased to $5.6 million in fiscal third quarter 1998 from $4.7 million in fiscal third quarter 1997, an increase of $.9 million or 18.9%. This increase was primarily attributable to the Company's review of strategic alternatives to enhance its business potential and shareholder value. As a percentage of contract revenues, SG&A expenses decreased to 12.3% in fiscal third quarter 1998 from 12.7% in fiscal third quarter 1997, an absolute decrease of 0.4%.

    For the nine months ended June 30, 1998, SG&A increased to $14.3 million from $14.0 million for the corresponding period in fiscal 1997, an increase of $.3 million or 2.5%. As a percentage of contract revenues, SG&A expenses decreased to 11.7% for the nine months ended June 30, 1998 from 13.7% for the corresponding period in 1997, an absolute decrease of 2.0%.

    Income from operations increased to $13.5 million in fiscal third quarter 1998 from $12.0 million in fiscal third quarter 1997, an increase of $1.5 million. Income from operations as a percentage of contract revenues decreased to 30.0% in fiscal third quarter 1998 from 32.6% in fiscal third quarter 1997, an absolute decrease of 2.6%. For the nine months ended June 30, 1998 income from operations increased to $32.0 million from $15.9 million for the corresponding period in fiscal 1997. Income from operations as a percentage of contract revenues increased to 26.1% in the nine months ended June 30, 1998 from 15.6% in the nine months ended June 30, 1997, an absolute increase of 10.5%. The increase for the third fiscal quarter 1998 and nine months ended June 30, 1998 is primarily attributable to increases in revenue and improvements in gross profit margins.

    Interest expense decreased to $8.5 million in fiscal third quarter 1998 from $10.3 million in fiscal third quarter 1997, a decrease of $1.8 million. For the nine months ended June 30, 1998, interest expense decreased to $25.7 million from $30.1 million in the corresponding period of the prior year, a decrease of $4.4 million. This decrease in interest expense primarily resulted from the repurchase of $50 million aggregate principal amount of the Company's 9 1/8% Senior Notes completed in September 1997 and prepayment of debt associated with a project financing.

    Interest income decreased to $1.2 million in fiscal third quarter 1998 from $2.4 million in fiscal third quarter of 1997, a decrease of $1.2 million. For the nine months ended June 30, 1998, interest income decreased to $3.8 million compared to $6.6 million in the corresponding period of the prior year, a decrease of $2.8 million. The decrease in interest income was primarily attributable to the lower levels of interest bearing investments resulting from the application of cash in connection with the Company's debt repurchase and stock buyback for $79.0 million completed in September 1997.

    Provision for income taxes increased to $0.2 million in fiscal third quarter 1998 from $0.0 million in fiscal third quarter 1997. The increase is attributable to federal and state alternative minimum taxes in the fiscal third quarter 1998. The tax provision for the nine months ended June 30, 1998 was $0.2 million, an effective tax rate of 2%. The effective tax rate is less than the federal statutory tax rate due to the utilization of net operating losses. There was no income tax credit on the pretax loss for the fiscal third quarter 1997 and the nine months ended June 30, 1997 as a result of recording a valuation allowance to fully reserve the net deferred tax asset.

    Net income was $6.1 million in fiscal third quarter 1998 compared to a net income of $4.1 million in fiscal third quarter 1997, an increase of $2.0 million. For the nine months ended June 30, 1998, net income was $9.8 million compared to a net loss of $7.8 million for the corresponding period in fiscal 1997, an increase of $17.6 million.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS

    Cash and cash equivalents, available-for-sale securities and restricted cash increased to $80.0 million at June 30, 1998 from $79.2 million at September 30, 1997. The increase of $0.8 million was primarily a result of approximately $38.2 million in cash provided by operations, offset by the repayment of debt obligations and capital lease payments of $16.2 million, included in cash used in financing activities, and construction progress payments of $21.2 million, net of assets sales of $9.6 million, included in cash used in investing activities.

    The Company's primary uses of cash are the funding of the Company's capital expenditure requirements, payments on capital and operating leases, principal and interest payments, and other working capital needs. The Company's capital and operating leases currently require minimum lease payments of approximately $15.0 million in fiscal year 1998, decreasing to approximately $12.0 million in the year 2000 and further decreasing thereafter as certain leases are scheduled to expire.

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

    The Company's principal commitments at June 30, 1998 consist of capital expenditure requirements to complete the implementation of the Illinois program estimated at $3.4 million, net of the $26.9 million in payments from the state. During the remainder of fiscal 1998, the Company intends to spend approximately $2.9 million in a new business initiative, program enhancements and other maintenance capital expenditures.

    The Company believes that its existing cash resources, cash generated from operations and alternative financing sources, including leasing alternatives, will be sufficient to complete implementation of the Illinois program and the newly awarded Kentucky program, assuming successful resolution of the pending protest, and to meet its liquidity requirements for the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. It does not, however, require a specific format for the statement, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. This Statement is effective for the Company's 1999 fiscal year. The Company believes the adoption will have no material impact on the financial statements.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On May 8, 1998, the Company and the State of Connecticut entered into an agreement (the "Agreement") settling the State's claims against the Company, except for certain penalties unrelated to the settled claims which the parties are to negotiate, and the Company's claims against the State. The Agreement modifies the terms of the Company's existing vehicle inspection and safety inspection contracts with the State to provide among other things, for the Company to add five emissions inspection lanes to its existing network in lieu of constructing an additional station as required under the existing contracts. The Company previously disclosed that it had filed a demand for arbitration in response to a decision by the Commissioner of the Department of Motor Vehicles in February 1996 that the Company realized cost savings of $2.4 million, plus interest until paid, in connection with certain changes under the Company's contract to perform vehicle emissions testing services.

    On October 8, 1997, Ganzcorp Investments, Inc., d/b/a Mustang Dynamometer, filed suit against Envirotest in U.S. District Court for the Northern District of Ohio alleging breach of contract in connection with Envirotest's termination of its contract to supply the Company with chassis dynamometers and alleging damages in excess of $10 million. The Company filed an answer and counterclaim on October 28, 1997, denying the material allegations of the complaint, asserting defenses based on, among other things, the clause in the contract permitting termination for convenience by Envirotest and asserting counterclaims in the amount of $7.9 million for breaches of warranty and contract by Mustang. On February 28, 1998, the parties entered into a Mediation Agreement providing for, among other things, a mediation conference on July 28, 1998. While the parties continue to discuss settlement of the matter, the Company is unable to predict the outcome of these discussions. The Company intends to vigorously defend against Ganzcorp's claims and to pursue Envirotest's counterclaims. The Company believes that any judgment against the Company will not have a material adverse effect on its financial position and results of operations.

    On July 31, 1998, the Company received approximately $12.7 million from the Commonwealth of Pennsylvania in payment of the final installment due to the Company under the Settlement Agreement, dated December 15, 1995 (the "Settlement Agreement"), between the Company and the Commonwealth. The Settlement Agreement required the Company to utilize its best efforts to dispose of the assets it acquired to perform vehicle emissions testing services in Pennsylvania. Under the terms of the Settlement Agreement, if the net proceeds received by the Company was less than $55 million, the Commonwealth was required to pay the Company fifty percent of the difference up to $11 million, plus interest at 6% from December 15, 1995. Each of the Company and Commonwealth has now satisfied all obligations due to the other under the Settlement Agreement.

    R.W. Granger & Sons filed a Demand for Arbitration in the East Hartford, Connecticut, office of the American Arbitration Association in September 1996 alleging breach of contract and failure to pay amounts due Granger in connection with the construction of certain of the Company's testing facilities in the State of Connecticut. On December 29, 1997, Granger filed a complaint in State Superior Court in the Judicial District of Hartford/New Britain at New Britain alleging that the Company's failure to pay amounts due to Granger is an unfair trade practice under the Connecticut Unfair Trade Practices Act. The Arbitrators awarded Granger approximately $495,000, including the costs of the Arbitration, in a decision rendered on August 12, 1998. Granger was claiming damages of approximately $2.0 million in its Demand for Arbitration. The Company intends to vigorously defend against Granger's remaining claim in State Superior Court. The Company believes that any judgment against the Company with respect to the remaining claim will not have a material adverse effect on its financial position and results of operations.

    On November 22, 1997, the Denver District Court granted the Company's Motion to Dismiss a class action complaint filed by Timothy Dore on behalf of all persons who paid to have a vehicle tested in the

Company's metro Denver facilities from January 2, 1995 to present. The complaint alleged breach of contractual obligation to the class and the negligent performance of emissions testing under the Company's contract with the State of Colorado. On January 6, 1998, Dore filed an appeal in the State of Colorado Court of Appeals from the trial court's order of dismissal. On June 1, 1998 Dore filed a motion to dismiss the appeal and on June 15, 1998 the State of Colorado Court of Appeals granted the motion to dismiss the appeal with prejudice. On June 1, 1998, the attorneys for Dore filed a new class action complaint in the Boulder District Court. The new complaint has replaced Timothy Dore with two new representative Plaintiffs, Jay Sherrit and Arthur D. Gonzales, and the new complaint is brought on behalf of virtually the identical class. Although the new complaint purports to state new causes of action, it alleges claims for breach of contract and negligence which are similar to Dore's class action complaint. On June 23, 1998 the Company filed a Motion to Change Venue to the Denver District Court. The Company intends to vigorously defend against Plaintiff's claims. The Company believes that any judgment obtained against the Company will not have a material adverse effect on its financial position and results of operations.

    In addition to the above, the Company is a party to various other legal proceedings and claims in the ordinary course of business. Although the claims cannot be estimated, in the opinion of management the resolution of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations.

ITEM 5. OTHER INFORMATION

    On August 12, 1998, the Company entered into a merger agreement pursuant to which Stone Rivet, Inc., a Delaware corporation ("Purchaser"), will commence a tender offer for all of the issued and outstanding shares of the Company's Class A Common Stock for $266.3 million in cash, or $17.25 per share, plus the assumption of approximately $275 million in net debt. The Class B and Class C shares of the Company's Common Stock are convertible by the holders thereof into shares of Class A Common Stock on a one-for-one basis and thus may be tendered as well. The tender offer will expire on September 30, 1998, and will be conditioned (the "Minimum Condition"), among other things, upon the tender of at least 90 percent of the outstanding shares of the Company's Class A Common Stock (assuming conversion of all Class B and Class C shares into shares of Class A Common Stock). Certain stockholders of the Company have agreed to tender approximately 50 percent of the outstanding shares into the offer. If the Minimum Condition is not satisfied, the transaction will be completed pursuant to a merger. Purchaser is a wholly owned indirect subsidiary of Newmall Limited, a U.K. company. Newmall Limited is controlled by the Alchemy Investment Plan, an investment consortium, which is advised by Alchemy Partners.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

 EMPLOYMENT AGREEMENTS
  (10.127)  Confidential Severance Agreement and General Release made as of May 15,
            1998, by and between Mark Frost and Envirotest Systems Corp.

  (10.128)  Employment Agreement made as of the 4th day of June 1998 by and between
            John Pachuta and Envirotest Systems Corp.

  (10.129)  Amendment of the Separation, Release and Waiver Agreement, dated as of
            September 30, 1997, and first amended as of April 20, 1998, by and between
            C. Michael Alston and Envirotest Systems Corp., made as of the 4th day of
            June 1998.

  (10.130)  Amendment of the Employment Agreement dated as of January 1, 1993, by and between Chester C. Davenport and Envirotest Systems Corp., made as of the
            4th day of June 1998.

  (10.131) Amendment of the Employment Agreement dated as of January 1, 1996, and first amended as of April 21, 1998, by and between Raj G. Modi and Envirotest Systems Corp., made as of the 4th day of June 1998.

  (10.132)  Consulting Agreement made as of the 4th day of June 1998 by and between Raj
            G. Modi and Envirotest Systems Corp.

 MATERIAL CONTRACTS

  (10.133)  Change Order for Services ("Change Order") issued by the Ohio Environmental
            Protection Agency ("OEPA"), by its Director to Envirotest Systems Corp.
            ("Contractor") changes and restates (1) a Contract for Services between the
            Parties for an Automobile Inspection and Maintenance Program in Cuyahoga
            County dated April 25, 1995, ("Zone 4 Contract"); (2) an Amended Contract
            for Services between the Parties for Summit, Portage, Medina, Lake, Lorain,
            and Geauga Counties dated April 25, 1995, ("Zone 1 Contract"); and (3) a
            Contract for Services between the Parties for Montgomery, Clark, and Greene
            Counties dated October 24, 1994, ("Zone 2 Contract").

  (10.134) First and Second Amendments dated October 20, 1997 and May 8, 1998, respectively, of the Contract between the State of Connecticut and Envirotest Systems Corp. for the Establishment and Operation of Motor
            Vehicle Inspection Program Facilities for the State of Connecticut.

  (10.135)  Agreement made by and between Envirotest Systems Corp. and the State of
            Connecticut, Department of Motor Vehicles dated May 8, 1998.

  (10.136)  Contract for the Provision and Operation of an Improved Basis Vehicle
            Inspection Maintenance Program in Boone, Campbell, and Kenton Counties in
            Kentucky, and Specifically for the Provision and Operation of a Vehicle
            Emissions Testing Facility in Each of the Three Counties, effective as of
            July 1, 1998 by and between Envirotest Systems Corp. and the Commonwealth of Kentucky, and Addendums 1-3 thereto.

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

                                ENVIROTEST SYSTEMS CORP.
                                                (REGISTRANT)

                                ENVIROTEST TECHNOLOGIES, INC.
                                                (REGISTRANT)

Date: Aug.   , 1998             /s/ F. ROBERT MILLER
                                ---------------------------------------------
                                F. Robert Miller
                                   PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: Aug.   , 1998             /s/ RAJ MODI
                                ---------------------------------------------
                                Raj Modi
                                   VICE PRESIDENT, CHIEF FINANCIAL OFFICER,
                                   TREASURER AND ASSISTANT SECRETARY
                                   (PRINCIPAL FINANCIAL OFFICER)

                            ENVIROTEST SYSTEMS CORP.
                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER:
 EMPLOYMENT AGREEMENTS

  (10.127)  Confidential Severance Agreement and General Release made as of May 15,
            1998, by and between Mark Frost and Envirotest Systems Corp.

  (10.128)  Employment Agreement made as of the 4th day of June 1998 by and between
            John Pachuta and Envirotest Systems Corp.

  (10.129)  Amendment of the Separation, Release and Waiver Agreement, dated as of
            September 30, 1997, and first amended as of April 20, 1998, by and between
            C. Michael Alston and Envirotest Systems Corp., made as of the 4th day of
            June 1998.

  (10.130)  Amendment of the Employment Agreement dated as of January 1, 1993, by and between Chester C. Davenport and Envirotest Systems Corp., made as of the
            4th day of June 1998.

  (10.131) Amendment of the Employment Agreement dated as of January 1, 1996, and first amended as of April 21, 1998, by and between Raj G. Modi and Envirotest Systems Corp., made as of the 4th day of June 1998.

  (10.132)  Consulting Agreement made as of the 4th day of June 1998 by and between Raj
            G. Modi and Envirotest Systems Corp.

 MATERIAL CONTRACTS

  (10.133)  Change Order for Services ("Change Order") issued by the Ohio Environmental
            Protection Agency ("OEPA"), by its Director to Envirotest Systems Corp.
            ("Contractor") changes and restates (1) a Contract for Services between the
            Parties for an Automobile Inspection and Maintenance Program in Cuyahoga
            County dated April 25, 1995, ("Zone 4 Contract"); (2) an Amended Contract
            for Services between the Parties for Summit, Portage, Medina, Lake, Lorain,
            and Geauga Counties dated April 25, 1995, ("Zone 1 Contract"); and (3) a
            Contract for Services between the Parties for Montgomery, Clark, and Greene
            Counties dated October 24, 1994, ("Zone 2 Contract").

  (10.134) First and Second Amendments dated October 20, 1997 and May 8, 1998, respectively, of the Contract between the State of Connecticut and Envirotest Systems Corp. for the Establishment and Operation of Motor
            Vehicle Inspection Program Facilities for the State of Connecticut.

  (10.135)  Agreement made by and between Envirotest Systems Corp. and the State of
            Connecticut, Department of Motor Vehicles dated May 8, 1998.

  (10.136)  Contract for the Provision and Operation of an Improved Basis Vehicle
            Inspection Maintenance Program in Boone, Campbell, and Kenton Counties in
            Kentucky, and Specifically for the Provision and Operation of a Vehicle
            Emissions Testing Facility in Each of the Three Counties, effective as of
            July 1, 1998 by and between Envirotest Systems Corp. and the Commonwealth of Kentucky, and Addendums 1-3 thereto.

  (27)      Financial Data Schedule